Form 10-Q
period 2024-06-30
Middle Market Apollo Institutional Private Lending
filed 2024-08-13
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission File Number: 000-56645

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

(Exact name of Registrant as specified in its charter)

Delaware	93-4353274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3450

(Registrant’s telephone number, including area code)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

(Do not check if a smaller reporting company)

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the registrant’s common shares, $0.001 par value per share, outstanding as of August 12, 2024 was 14,457,735.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MMAIPL,” “we,” “us,” and “our” refer to Middle Market Apollo Institutional Private Lending unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $790,037 and $785,277, respectively)	$788,759	$785,199
Cash and cash equivalents	15,898	3,176
Receivable for investments sold	804	1,558
Interest receivable	10,168	1,262
Other assets	6,668	—
Total assets	$822,297	$791,195

Liabilities
Debt	$439,696	$494,845
Interest payable	2,824	606
Service fees payable	—	38
Accrued Organization Cost	—	470
Accrued administrative services expense payable	522	—
Other liabilities and accrued expenses	1,463	786
Total liabilities	$444,505	$496,745
Total Net Assets	$377,792	$294,450

Net Assets (Note 6)
Limited Owners' Capital	$—	$294,450
Common shares, $0.001 par value (14,457,735 shares issued and outstanding as of June 30, 2024)	14	—
Capital in excess of par value	363,626	—
Accumulated undistributed earnings (losses)	14,152	—
Net Assets	$377,792	$294,450

Net Asset Value Per Share	$26.13	N/A

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$23,386	$47,309
Payment-in-kind interest income	269	489
Other income	455	563
Total Investment Income	$24,110	$48,361
Operating Expenses
Interest and other debt expenses	$9,873	$20,223
Service fees	—	553
Management fees	774	915
Performance-based incentive fees	1,385	1,811
Legal expenses	398	1,052
Administrative service expenses	442	525
Other general and administrative expenses	853	1,464
Total expenses	13,725	26,543
Management and performance-based incentive fees waived	(2,159)	(2,726)
Net Expenses	$11,566	$23,817
Net Investment Income	$12,544	$24,544
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$—	$—
Net realized gains (losses)	—	$—
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(1,890)	(1,202)
Net unrealized gains (losses)	(1,890)	(1,202)
Net Realized and Change in Unrealized Gains (Losses)	$(1,890)	$(1,202)
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,654	$23,342

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,	Six Months Ended June 30,
	2024	2024
Operations
Net investment income	$12,544	$24,544
Net realized gains (losses)	—	—
Net change in unrealized gains (losses)	(1,890)	(1,202)
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,654	$23,342

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 1 and Note 6)	$60,000	$60,000
Repurchase of common shares	—	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$60,000	$60,000

Net Assets
Net increase (decrease) in net assets during the period	$70,654	$83,342
Net assets at beginning of period	307,138	294,450
Net Assets at End of Period	$377,792	$377,792

Capital Share Activity
Shares issued during the period (Note 1 and Note 6)	2,312,138	14,457,735
Shares issued and outstanding at beginning of period	12,145,597	—
Shares Issued and Outstanding at End of Period	14,457,735	14,457,735

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

Six Months Ended June 30,
2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$23,342
Net realized (gain) loss on investments	—
Net change in unrealized (gains) losses on investments	1,202
Payment-in-kind interest capitalized	(717)
Net accretion of discount and amortization of premium	(1,961)
Amortization of deferred financing costs	522
Purchases of investments	(42,351)
Proceeds from sale of investments and principal repayments	41,021
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(8,906)
Decrease (increase) in other assets	(6,668)
Increase (decrease) in interest payable	2,218
Increase (decrease) in service fees payable	(38)
Increase (decrease) in accrued organization cost	(470)
Increase (decrease) in accrued administrative services expense payable	522
Increase (decrease) in other liabilities and accrued expenses	677
Net Cash Used in/Provided by Operating Activities	$8,393

Financing Activities
Issuances of debt	$16,500
Payments of debt	(71,000)
Financing costs paid and deferred	(1,171)
Proceeds from issuance of common shares	60,000
Distributions paid	—
Net Cash Used in/Provided by Financing Activities	$4,329

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents during the period	$12,722
Effect of foreign exchange rate changes on cash and cash equivalents	—
Cash and cash equivalents at beginning of period	3,176
Cash and Cash Equivalents at the End of Period	$15,898

Supplemental Disclosure and Non-Cash Information
PIK income	$489

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
Aerospace & Defense
SI Holdings, Inc.
SI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/31/2027	$7,938	$7,862	$7,862	(10)
		Total Aerospace & Defense			$7,862	$7,862

Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/05/2025	$7,938	$7,871	$7,895	(10)
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/23/2027	8,000	7,827	7,920	(10)
		Total Automobile Components			$15,698	$15,815

Building Products
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+630, 1.00% Floor	03/11/2027	$7,939	$7,844	$7,864	(10)
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	12/31/2025	8,057	8,007	8,009	(9)
		Total Building Products			$15,851	$15,873

Capital Markets
STOUT INTERMEDIATE II
Stout Intermediate II, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	11/22/2027	$7,939	$7,816	$7,888	(9)
		Total Capital Markets			$7,816	$7,888

Chemicals
Universal Fiber Systems LLC
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+1061, 1.00% Floor	09/29/2026	$7,923	$7,846	$7,820	(10)
		Total Chemicals			$7,846	$7,820

Commercial Services & Supplies
Applied Technical Services, LLC
Applied Technical Services, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	12/29/2026	$7,938	$7,813	$7,791	(10)
CI (MG) GROUP, LLC
CI	First Lien Secured Debt - Delayed Draw	S+715, 1.00% Floor	03/24/2028	7,940	7,790	7,787	(9)
CSHC Buyerco, LLC
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	09/08/2026	7,939	7,819	7,772	(10)

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
Distinct Holdings Inc
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	03/20/2026	8,018	7,948	7,906	(10)
Gunnison Acquisition, LLC
Gunnison Acquisition, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	04/26/2027	8,154	7,907	7,885	(10)
Jones
JF Acquisition, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	07/31/2026	7,938	7,926	7,867	(10)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	08/14/2028	7,939	7,795	7,781	(10)
		Total Commercial Services & Supplies			$54,998	$54,789

Construction & Engineering
Climate Pros, LLC
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	01/24/2026	$7,934	$7,877	$7,887	(10)
Encore Holdings, LLC
Encore Holdings, LLC	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	11/23/2028	7,939	7,815	7,912	(10)
Kauffman Intermediate, LLC
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	05/08/2025	7,935	7,872	7,802	(9)
Monarch Landscape Holdings, LLC
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	03/31/2028	7,939	7,852	7,919	(10)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+690, 1.00% Floor	02/07/2028	7,940	7,725	7,702	(10)
		Total Construction & Engineering			$39,141	$39,222

Consumer Staples Distribution & Retail
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	12/29/2027	$7,939	$7,838	$7,810	(9)
Club Champion LLC
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/14/2029	8,900	8,768	8,767	(10)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/14/2029	—	(1)	(1)	(11)(14)(15)(16)
					8,767	8,766
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	05/31/2030	1,950	1,907	1,906	(10)(11)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	05/31/2030	—	(1)	(1)	(11)(14)(15)(16)
					1,906	1,905
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/20/2030	7,900	7,747	7,782	(9)(11)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	09/20/2030	—	(2)	(1)	(11)(14)(15)(16)
					7,745	7,781

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
THLP CO., LLC
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	05/31/2025	8,375	8,348	8,374	(10)
		Total Consumer Staples Distribution & Retail			$34,604	$34,636

Distributors
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	01/07/2028	$7,816	$7,767	$7,815	(9)
Paladone Group Bidco Limited
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/12/2027	7,939	7,854	7,862	(10)(13)
		Total Distributors			$15,621	$15,677

Diversified Consumer Services
Club Car Wash Operating, LLC
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	06/16/2027	$7,680	$7,575	$7,574	(10)
Go Car Wash Management, Corp.
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+635, 1.00% Floor	12/31/2026	7,939	7,822	7,807	(10)
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	12/22/2027	7,939	7,339	7,430	(10)
Regis Corporation
Regis Corporation	First Lien Secured Debt - Term Loan	S+525, 2.50% Floor	06/24/2029	8,900	8,722	8,721	(9)(11)
	First Lien Secured Debt - Revolver	S+525, 2.50% Floor	06/24/2029	41	39	39	(9)(11)(15)(16)
					8,761	8,760
		Total Diversified Consumer Services			$31,497	$31,571

Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	05/03/2029	$7,939	$7,737	$7,383	(10)
		Total Electric Utilities			$7,737	$7,383

Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	06/28/2029	$7,211	$7,077	$7,175	(10)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	S+643, 1.00% Floor	10/31/2025	8,624	8,599	8,570	(10)
WILDCAT BUYERCO INC
Wildcat BuyerCo, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	02/26/2027	7,939	7,806	7,851	(10)
		Total Electrical Equipment			$23,482	$23,596

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
Electronic Equipment, Instruments & Compone
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	01/10/2029	$7,939	$7,795	$7,800	(10)
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/01/2027	7,939	7,870	7,913	(9)
		Total Electronic Equipment, Instruments & Components			$15,665	$15,713

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	07/01/2027	$7,846	$7,846	$7,846	(10)
		Total Entertainment			$7,846	$7,846

Financial Services
FEV Acquisition Corporation
FEV Acquisition Corporation	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	07/15/2028	$7,990	$7,278	$6,620	(10)
Gabriel Partners, LLC
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	09/21/2026	7,938	7,888	7,819	(9)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	08/10/2029	7,940	7,835	7,845	(10)(13)
Owl Acquisition, LLC
Owl Acquisition, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	02/04/2028	8,000	7,946	7,920	(10)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	06/29/2028	7,939	7,799	7,859	(9)
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/04/2027	7,958	7,929	7,905	(10)(13)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/27/2027	7,939	7,844	7,899	(10)
		Total Financial Services			$54,519	$53,867

Food Products
Berner Food & Beverage, LLC
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	07/30/2027	$7,939	$7,659	$7,780	(10)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+460, 1.00% Floor	01/17/2026	7,918	7,831	7,818	(10)
		Total Food Products			$15,490	$15,598

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
Ground Transportation
Beacon Mobility Corp.
Beacon Mobility Corp.	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/31/2025	$7,920	$7,899	$7,846	(10)(11)
HENIFF HOLDCO LLC
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	12/03/2026	7,937	7,903	7,917	(9)
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	10.48%	12/30/2026	7,960	7,817	6,589	(5)
		Total Ground Transportation			$23,619	$22,352

Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	03/08/2028	$7,939	$7,748	$7,719	(10)
Medical Guardian, LLC
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	04/26/2028	7,959	7,892	7,900	(10)
Solmetex, LLC
Solmetex, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	01/14/2027	7,939	7,845	7,859	(10)
StateServ Acquisition, Inc.
StateServ Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	11/19/2027	7,939	7,808	7,917	(10)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	04/04/2029	7,960	7,905	7,960	(10)
		Total Health Care Equipment & Supplies			$39,198	$39,355

Health Care Providers & Services
EmpiRx Health LLC
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	08/05/2027	$7,939	$7,904	$7,939	(10)
EyeSouth
SCP Eye Care Services, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/05/2029	7,940	7,688	7,781	(10)(11)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	11/22/2026	7,939	7,863	7,938	(9)
Kure Pain Holdings, Inc.
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	08/27/2025	7,938	7,936	7,938	(10)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/07/2030	1,900	1,872	1,872	(10)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/07/2030	—	—	—	(11)(15)(16)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/07/2030	—	(1)	(1)	(11)(14)(15)(16)
					1,871	1,871

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
MAXOR ACQUISITION INC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+700, 1.00% Floor	03/01/2029	7,940	7,756	7,821	(10)
Midwest Vision Partners Management, LLC
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	S+665, 1.00% Floor	01/12/2027	8,000	7,829	7,860	(9)
Natural Partners, Inc.
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+465, 1.00% Floor	11/29/2027	7,939	7,933	7,937	(10)
Pace Health Companies, LLC
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	08/02/2025	7,938	7,841	7,823	(10)
SBH Buyer, LLC
Salisbury House, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	08/30/2025	8,000	7,886	7,901	(10)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	05/04/2029	7,940	7,866	7,821	(10)
Thomas Scientific, LLC
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	12/14/2027	7,939	7,821	7,813	(9)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/27/2026	7,939	7,771	7,879	(10)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/27/2028	8,000	7,892	7,737	(10)(11)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/2024	8,044	7,923	7,847	(10)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	12/21/2027	7,940	7,833	7,880	(10)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	03/31/2027	7,938	7,832	7,727	(9)
		Total Health Care Providers & Services			$127,445	$127,513

Health Care Technology
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/24/2025	$7,938	$7,938	$7,938	(10)
		Total Health Care Technology			$7,938	$7,938

Hotels, Restaurants & Leisure
American West Restaurant Group Holdings LLC
American West Restaurant Group Holdings LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	02/02/2028	$7,959	$7,693	$7,725	(9)
Cave Enterprises Operations, LLC
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	S+660, 1.50% Floor	08/09/2028	7,960	7,960	7,960	(9)

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	04/03/2028	7,960	7,852	7,860	(9)
YTC Enterprises, LLC
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	08/16/2026	7,789	7,660	7,711	(9)
		Total Hotels, Restaurants & Leisure			$31,165	$31,256

Household Durables
CRS Holdings, Inc.
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	06/06/2030	$1,900	$1,862	$1,862	(10)(11)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	06/06/2030	—	—	—	(11)(15)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	06/06/2030	6	5	5	(10)(11)(15)(16)
		Total Household Durables			$1,867	$1,867

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+510, 0.75% Floor	04/03/2028	$7,939	$7,798	$7,785	(10)
		Total Household Products			$7,798	$7,785

IT Services
CM Acquisitions Holdings Inc. (fka Sisterco Holdings, Inc.)
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	05/06/2026	$8,085	$7,988	$7,768	(10)
		Total IT Services			$7,988	$7,768

Leisure Products
Dan Dee International Holdings, Inc. (fka Project Comfort Buyer, Inc.)
Dan Dee International Holdings, Inc.	First Lien Secured Debt - Term Loan	S+725, 1.00% Floor	02/01/2025	$6,995	$6,935	$6,915	(10)
Lash OpCo, LLC
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+275, 1.00% Floor	03/18/2026	8,187	8,111	8,064	(10)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Delayed Draw	S+640, 1.00% Floor	10/04/2027	5,253	5,014	5,070	(10)
		Total Leisure Products			$20,060	$20,049

Life Sciences Tools & Services
VCR Buyer, Inc.
VCR Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	04/28/2028	$7,939	$7,492	$7,531	(9)
		Total Life Sciences Tools & Services			$7,492	$7,531

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	02/26/2027	$8,000	$7,883	$7,893	(10)
Jonathan Acquisition Company
Jonathan Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/22/2026	7,938	7,850	7,740	(10)
MTI Group Acquisition Company
MTI Group Acquisition Company	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	09/25/2025	7,894	7,866	7,874	(10)
OEH Parent Holdings, Inc.
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/09/2027	7,939	7,799	7,856	(9)
RailPros Consolidated, Inc.
RailPros Consolidated, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	07/31/2026	7,938	7,926	7,926	(9)
		Total Machinery			$39,324	$39,289

Media
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+810, 1.00% Floor	04/07/2029	$7,940	$7,773	$7,879	(10)
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/2026	7,938	7,771	7,753	(10)
KL Charlie Acquisition Company
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	12/30/2026	7,938	7,768	7,818	(10)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	08/15/2028	7,936	7,650	7,619	(10)
		Total Media			$30,962	$31,069

Multi-Utilities
GS SEER Group Borrower LLC
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	04/29/2030	$7,940	$7,733	$7,820	(10)
		Total Multi-Utilities			$7,733	$7,820

Pharmaceuticals
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/18/2030	$7,800	$7,648	$7,644	(10)(11)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	04/18/2030	33	31	31	(10)(11)(15)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	04/18/2030	—	(1)	(2)	(11)(14)(15)(16)
					7,678	7,673

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (17)	Fair Value (1)(18)
Top RX, LLC
Top RX, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	01/03/2025	8,059	8,037	7,986	(9)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	03/09/2027	7,939	7,750	7,721	(10)
		Total Pharmaceuticals			$23,465	$23,380

Professional Services
Career Certified, LLC (The CE Shop Buyer, LLC)
Career Certified, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/18/2026	$7,938	$7,707	$7,795	(10)
		Total Professional Services			$7,707	$7,795

Software
Activ Software Holdings, LLC
Activ Software Holdings, LLC	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	05/04/2027	$7,939	$7,870	$7,879	(10)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	06/24/2027	7,939	7,865	7,866	(10)
Measure Buyer, Inc.
Measure Buyer, Inc.	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/18/2026	7,939	7,851	7,884	(10)
		Total Software			$23,586	$23,629

Technology Hardware, Storage & Peripherals
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	09/30/2027	$7,885	$7,675	$7,707	(10)
		Total Technology Hardware, Storage & Peripherals			$7,675	$7,707

Transportation Infrastructure
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/09/2029	$3,800	$3,744	$3,743	(10)(11)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	05/09/2026	—	(1)	(1)	(11)(14)(15)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	05/09/2029	27	25	25	(10)(11)(15)(16)
					3,768	3,767
PrimeFlight Acquisition, LLC
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/01/2029	7,940	7,718	7,880	(10)
		Total Transportation Infrastructure			$11,486	$11,647
Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt - Term Loan	S+576, 1.00% Floor	08/09/2027	$8,000	$7,856	$7,853	(10)
		Total Wireless Telecommunication Services			$7,856	$7,853
Total Investments					$790,037	$788,759	(2)(6)(7)(12)

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

(1)
Fair value is determined in good faith by the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted. Par amount represents funded commitments. See Note 16 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to the consolidated financial statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
(5)
Non-accrual status (See Note 2 to the consolidated financial statements).
(6)
Securities exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities”. As of June 30, 2024, the Company held no securities that may be deemed a restricted security.
(7)
Unless otherwise indicated, all securities are pledged as collateral to our credit facility (the “AP Leaf Secured Credit Facility” as defined in Note 5 to the financial statements). As such, these securities are not available as collateral to our general creditors.
(8)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period, and may be subject to interest floors.
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.33%.
(10)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2024 was 5.30%.
(11)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(12)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, all of the company's investments were non-controlled, non-affiliated.
(13)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2024, non-qualifying assets represented approximately 3.0% of the total assets of the Company.
(14)
The negative fair value is the result of the commitment being valued below par.
(15)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(16)
As of June 30, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Undrawn Commitment
Club Champion LLC	$100	$—	$100
CRS Holdings, Inc.	100	6	94
GAT-Airline Ground Support Inc	200	27	173
Lotus Topco Inc.	100	—	100
PHOENIX YW BUYER, INC.	50	—	50
Protein For Pets Opco, LLC	100	—	100
Rarebreed Veterinary Partners, Inc.	192	—	192
Regis Corporation	100	41	59
Total Commitments	$942	$74	$868

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

(17)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2024:

Industry	First Lien - Secured Debt	Total
Aerospace & Defense	$7,862	$7,862
Automobile Components	15,698	15,698
Building Products	15,851	15,851
Capital Markets	7,816	7,816
Chemicals	7,846	7,846
Commercial Services & Supplies	54,998	54,998
Construction & Engineering	39,141	39,141
Consumer Staples Distribution & Retail	34,604	34,604
Distributors	15,621	15,621
Diversified Consumer Services	31,497	31,497
Electric Utilities	7,737	7,737
Electrical Equipment	23,482	23,482
Electronic Equipment, Instruments & Components	15,665	15,665
Entertainment	7,846	7,846
Financial Services	54,519	54,519
Food Products	15,490	15,490
Ground Transportation	23,619	23,619
Health Care Equipment & Supplies	39,198	39,198
Health Care Providers & Services	127,445	127,445
Health Care Technology	7,938	7,938
Hotels, Restaurants & Leisure	31,165	31,165
Household Durables	1,867	1,867
Household Products	7,798	7,798
IT Services	7,988	7,988
Leisure Products	20,060	20,060
Life Sciences Tools & Services	7,492	7,492
Machinery	39,324	39,324
Media	30,962	30,962
Multi-Utilities	7,733	7,733
Pharmaceuticals	23,465	23,465
Professional Services	7,707	7,707
Software	23,586	23,586
Technology Hardware, Storage & Peripherals	7,675	7,675
Transportation Infrastructure	11,486	11,486
Wireless Telecommunication Services	7,856	7,856
Total	$790,037	$790,037

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

(18)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2024:

Industry	First Lien - Secured Debt	Total	% of Net Assets
Aerospace & Defense	$7,862	$7,862	2.1%
Automobile Components	15,815	15,815	4.2%
Building Products	15,873	15,873	4.2%
Capital Markets	7,888	7,888	2.1%
Chemicals	7,820	7,820	2.1%
Commercial Services & Supplies	54,789	54,789	14.4%
Construction & Engineering	39,222	39,222	10.4%
Consumer Staples Distribution & Retail	34,636	34,636	9.2%
Distributors	15,677	15,677	4.1%
Diversified Consumer Services	31,571	31,571	8.3%
Electric Utilities	7,383	7,383	2.0%
Electrical Equipment	23,596	23,596	6.2%
Electronic Equipment, Instruments & Components	15,713	15,713	4.2%
Entertainment	7,846	7,846	2.1%
Financial Services	53,867	53,867	14.2%
Food Products	15,598	15,598	4.1%
Ground Transportation	22,352	22,352	5.9%
Health Care Equipment & Supplies	39,355	39,355	10.4%
Health Care Providers & Services	127,513	127,513	33.7%
Health Care Technology	7,938	7,938	2.1%
Hotels, Restaurants & Leisure	31,256	31,256	8.3%
Household Durables	1,867	1,867	0.5%
Household Products	7,785	7,785	2.1%
IT Services	7,768	7,768	2.1%
Leisure Products	20,049	20,049	5.3%
Life Sciences Tools & Services	7,531	7,531	2.0%
Machinery	39,289	39,289	10.4%
Media	31,069	31,069	8.2%
Multi-Utilities	7,820	7,820	2.1%
Pharmaceuticals	23,380	23,380	6.2%
Professional Services	7,795	7,795	2.1%
Software	23,629	23,629	6.3%
Technology Hardware, Storage & Peripherals	7,707	7,707	2.0%
Transportation Infrastructure	11,647	11,647	3.1%
Wireless Telecommunication Services	7,853	7,853	2.1%
Total	$788,759	$788,759	208.8%
% of Net Assets	208.8%	208.8%

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2024
Health Care Providers & Services	16.2%
Commercial Services & Supplies	6.9%
Financial Services	6.8%
Health Care Equipment & Supplies	5.0%
Machinery	5.0%
Construction & Engineering	5.0%
Consumer Staples Distribution & Retail	4.4%
Diversified Consumer Services	3.9%
Hotels, Restaurants & Leisure	4.0%
Media	3.9%
Software	3.0%
Electrical Equipment	3.0%
Pharmaceuticals	3.0%
Ground Transportation	2.8%
Leisure Products	2.5%
Building Products	2.0%
Automobile Components	2.0%
Electronic Equipment, Instruments & Components	2.0%
Distributors	2.0%
Food Products	2.0%
Transportation Infrastructure	1.5%
Health Care Technology	1.0%
Capital Markets	1.0%
Aerospace & Defense	1.0%
Wireless Telecommunication Services	1.0%
Entertainment	1.0%
Multi-Utilities	1.0%
Chemicals	1.0%
Professional Services	1.0%
Household Products	1.0%
IT Services	1.0%
Technology Hardware, Storage & Peripherals	1.0%
Life Sciences Tools & Services	1.0%
Electric Utilities	0.9%
Household Durables	0.2%
100.0%

Geographic Region	June 30, 2024
United States	99.0%
United Kingdom	1.0%

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
Aerospace & Defense
SI Holdings, Inc.
SI Holdings, Inc.	First Lien Secured Debt	S+610, 1.00% Floor	12/31/2027	$7,979	$7,894	$7,894	(4)(10)
		Total Aerospace & Defense			$7,894	$7,894

Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt	S+585, 1.00% Floor	11/5/2025	$7,979	$7,890	$7,889	(4)(10)
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt	S+635, 1.00% Floor	12/23/2027	8,000	7,807	7,806	(4)(10)
TRUCK-LITE CO LLC
Truck-Lite Co., LLC	First Lien Secured Debt	S+635, 1.00% Floor	12/14/2026	7,979	7,870	7,870	(4)(10)
		Total Automobile Components			$23,567	$23,565

Building Products
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt	S+630, 1.00% Floor	3/11/2027	$7,980	$7,869	$7,869	(4)(10)
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt	S+685, 1.00% Floor	12/31/2025	8,099	8,039	8,037	(4)(10)
		Total Building Products			$15,908	$15,906

Capital Markets
STOUT INTERMEDIATE II
Stout Intermediate II, LLC	First Lien Secured Debt	S+585, 1.00% Floor	11/22/2027	$7,980	$7,841	$7,841	(4)(9)
		Total Capital Markets			$7,841	$7,841

Chemicals
Universal Fiber Systems LLC
Universal Fiber Systems LLC	First Lien Secured Debt	S+561, 1.00% Floor	9/29/2026	$8,027	$7,935	$7,934	(4)(10)
		Total Chemicals			$7,935	$7,934

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
Commercial Services & Supplies
Applied Technical Services, LLC
Applied Technical Services, LLC	First Lien Secured Debt	S+590, 1.00% Floor	12/29/2026	$7,979	$7,832	$7,831	(4)(10)
CI (MG) GROUP, LLC
CI	First Lien Secured Debt	S+715, 1.00% Floor	3/24/2028	7,980	7,815	7,813	(4)(9)
CSHC Buyerco, LLC
CSHC Buyerco, LLC	First Lien Secured Debt	S+485, 1.00% Floor	9/8/2026	7,980	7,836	7,834	(4)(10)
Distinct Holdings Inc
Distinct Holdings Inc	First Lien Secured Debt	S+660, 1.00% Floor	9/23/2024	8,018	7,798	7,793	(4)(10)
Gunnison Acquisition, LLC
Gunnison Acquisition, LLC	First Lien Secured Debt	S+515, 1.00% Floor	4/26/2027	8,123	7,838	7,832	(4)(10)
Jones
JF Acquisition, LLC	First Lien Secured Debt	S+560, 1.00% Floor	7/31/2026	7,979	7,895	7,892	(4)(10)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt	S+610, 0.75% Floor	8/14/2028	7,980	7,821	7,820	(4)(10)
		Total Commercial Services & Supplies			$54,835	$54,815

Construction & Engineering
Climate Pros, LLC
Climate Pros, LLC	First Lien Secured Debt	S+585, 1.00% Floor	1/24/2026	$7,978	$7,904	$7,903	(4)(10)
Encore Holdings, LLC
Encore Holdings, LLC	First Lien Secured Debt	S+510, 0.75% Floor	11/23/2028	7,980	7,844	7,844	(4)(10)
Kauffman Intermediate, LLC
Kauffman Intermediate, LLC	First Lien Secured Debt	S+585, 1.00% Floor	5/8/2025	7,978	7,881	7,880	(4)(9)
Monarch Landscape Holdings, LLC
Monarch Landscape Holdings, LLC	First Lien Secured Debt	S+525, 0.75% Floor	3/31/2028	7,980	7,883	7,882	(4)(10)
Pave America
Pave America Interco, LLC	First Lien Secured Debt	S+690, 1.00% Floor	2/7/2028	7,980	7,741	7,741	(4)(10)
		Total Construction & Engineering			$39,253	$39,250

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
Consumer Staples Distribution & Retail
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt	S+615, 1.00% Floor	12/29/2027	$7,980	$7,867	$7,866	(4)(9)
Protein For Pets Opco, LLC
Protein For Pets Opco, LLC	First Lien Secured Debt	S+460, 1.00% Floor	11/28/2025	8,000	8,000	8,000	(4)(9)
THLP CO., LLC
THLP CO., LLC	First Lien Secured Debt	S+600, 1.00% Floor	5/31/2025	8,290	8,254	8,249	(4)(10)
		Total Consumer Staples Distribution & Retail			$24,121	$24,115

Distributors
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt	S+551, 1.00% Floor	1/7/2028	$7,980	$7,924	$7,924	(4)(10)
Paladone Group Bidco Limited
Paladone Group Bidco Limited	First Lien Secured Debt	S+585, 1.00% Floor	11/12/2027	7,980	7,884	7,884	(4)(10)
		Total Distributors			$15,808	$15,808

Diversified Consumer Services
Club Car Wash Operating, LLC
Club Car Wash Operating, LLC	First Lien Secured Debt	S+665, 1.00% Floor	6/16/2027	$8,000	$7,874	$7,874	(4)(10)
Go Car Wash Management, Corp.
Go Car Wash Management, Corp.	First Lien Secured Debt	S+635, 1.00% Floor	12/31/2026	7,980	7,843	7,842	(4)(10)
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt	S+685, 1.00% Floor	12/22/2027	7,980	7,307	7,307	(4)(10)
		Total Diversified Consumer Services			$23,024	$23,023

Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt	S+590, 0.75% Floor	5/3/2029	$7,980	$7,761	$7,760	(4)(10)
		Total Electric Utilities			$7,761	$7,760

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt	S+685, 1.00% Floor	6/28/2029	$7,980	$7,821	$7,820	(4)(10)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt	S+643, 1.00% Floor	10/31/2024	8,666	8,603	8,596	(4)(10)
WILDCAT BUYERCO INC
Wildcat BuyerCo, Inc.	First Lien Secured Debt	S+575, 1.00% Floor	2/26/2027	7,980	7,824	7,824	(4)(10)
		Total Electrical Equipment			$24,248	$24,240

Electronic Equipment, Instruments & Components
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt	S+560, 1.00% Floor	1/10/2029	$7,980	$7,822	$7,822	(4)(10)
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt	S+510, 1.00% Floor	12/1/2027	7,980	7,902	7,902	(4)(9)
		Total Electronic Equipment, Instruments & Components			$15,724	$15,724

Energy Equipment & Services
Tailwind Loenbro, LLC
Tailwind Loenbro, LLC	First Lien Secured Debt	S+485, 1.00% Floor	10/26/2024	$4,000	$3,940	$3,940	(4)(10)
	First Lien Secured Debt	S+585, 1.00% Floor	10/26/2025	4,000	3,940	3,940	(4)(10)
		Total Energy Equipment & Services			$7,880	$7,880

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+560, 0.50% Floor	7/1/2027	$7,949	$7,949	$7,949	(4)(10)
		Total Entertainment			$7,949	$7,949

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
Financial Services
FEV Acquisition Corporation
FEV Acquisition Corporation	First Lien Secured Debt	S+575, 0.75% Floor	7/15/2028	$7,980	$7,201	$7,199	(4)(10)
Gabriel Partners, LLC
Gabriel Partners, LLC	First Lien Secured Debt	S+615, 1.00% Floor	9/21/2026	7,979	7,920	7,919	(4)(9)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt	S+610, 0.75% Floor	8/11/2028	7,980	7,865	7,864	(4)(10)
Owl Acquisition, LLC
Owl Acquisition, LLC	First Lien Secured Debt	S+540, 1.00% Floor	2/4/2028	8,000	7,940	7,940	(4)(10)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	S+586, 0.75% Floor	6/29/2028	7,980	7,860	7,860	(4)(9)
Wealth Enhancement Group, LLC
Wealth Enhancement Group, LLC	First Lien Secured Debt	S+585, 1.00% Floor	10/4/2027	8,000	7,967	7,966	(4)(10)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt	S+635, 1.00% Floor	12/27/2027	7,980	7,873	7,873	(4)(10)
		Total Financial Services			$54,626	$54,621

Food Products
Berner Food & Beverage, LLC
Berner Food & Beverage, LLC	First Lien Secured Debt	S+565, 1.00% Floor	7/30/2027	$7,980	$7,662	$7,660	(4)(10)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt	S+485, 1.00% Floor	1/17/2026	7,980	7,867	7,866	(4)(10)
		Total Food Products			$15,529	$15,526

Ground Transportation
Beacon Mobility Corp.
Beacon Mobility Corp.	First Lien Secured Debt	S+635, 1.00% Floor	12/31/2025	$7,973	$7,945	$7,945	(4)(10)
HENIFF HOLDCO LLC
Heniff Holdco, LLC	First Lien Secured Debt	S+585, 1.00% Floor	12/3/2026	7,979	7,940	7,939	(4)(9)
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt	S+525, 1.00% Floor	12/30/2026	7,980	7,813	7,812	(4)(9)
		Total Ground Transportation			$23,698	$23,696

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt	S+590, 1.00% Floor	3/8/2028	$7,980	$7,774	$7,774	(4)(10)
Medical Guardian, LLC
Medical Guardian, LLC	First Lien Secured Debt	S+635, 1.00% Floor	10/26/2026	7,980	7,900	7,900	(4)(10)
Solmetex, LLC
Solmetex, LLC	First Lien Secured Debt	S+635, 1.00% Floor	1/14/2027	7,980	7,869	7,869	(4)(10)
StateServ Acquisition, Inc.
StateServ Acquisition, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	11/19/2027	7,980	7,833	7,832	(4)(10)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt	S+675, 1.00% Floor	4/4/2029	8,000	7,940	7,940	(4)(10)
		Total Health Care Equipment & Supplies			$39,316	$39,315

Health Care Providers & Services
EmpiRx Health LLC
EmpiRx Health LLC	First Lien Secured Debt	S+510, 1.00% Floor	8/5/2027	$7,980	$7,940	$7,940	(4)(10)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt	S+660, 1.00% Floor	11/22/2026	7,980	7,890	7,889	(4)(9)
Kure Pain Holdings, Inc.
Kure Pain Holdings, Inc.	First Lien Secured Debt	S+610, 1.00% Floor	8/27/2025	7,979	7,979	7,978	(4)(10)
MAXOR ACQUISITION INC
Maxor Acquisition, Inc.	First Lien Secured Debt	S+700, 1.00% Floor	3/1/2029	7,980	7,781	7,780	(4)(10)
Midwest Vision Partners Management, LLC
Midwest Vision Partners Management, LLC	First Lien Secured Debt	S+665, 1.00% Floor	1/12/2027	8,000	7,801	7,800	(4)(9)
Natural Partners, Inc.
Natural Partners, Inc.	First Lien Secured Debt	S+465, 1.00% Floor	11/29/2027	7,980	7,973	7,973	(4)(10)
Pace Health Companies, LLC
Pace Health Companies, LLC	First Lien Secured Debt	S+640, 1.00% Floor	8/2/2025	7,979	7,840	7,840	(4)(10)
SBH Buyer, LLC
Salisbury House, LLC	First Lien Secured Debt	S+590, 1.00% Floor	8/30/2025	8,000	7,841	7,840	(4)(10)
SCP Eye Care Services, LLC
SCP Eye Care Services, LLC	First Lien Secured Debt	S+585, 1.00% Floor	10/5/2029	7,980	7,710	7,709	(4)(10)
Team Select
TS Investors, LLC	First Lien Secured Debt	S+660, 1.00% Floor	5/4/2029	7,980	7,901	7,900	(4)(10)
Thomas Scientific, LLC
Thomas Scientific, LLC	First Lien Secured Debt	S+640, 1.00% Floor	12/14/2027	7,980	7,848	7,847	(4)(9)

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt	S+585, 1.00% Floor	11/27/2026	7,980	7,781	7,780	(4)(10)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt	S+535, 1.00% Floor	3/27/2028	8,000	7,845	7,845	(4)(10)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt	S+560, 1.00% Floor	12/31/2024	8,024	7,895	7,894	(4)(10)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	S+660, 1.00% Floor	12/21/2027	7,980	7,861	7,860	(4)(10)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt	S+585, 1.00% Floor	3/31/2027	7,979	7,856	7,856	(4)(9)
		Total Health Care Providers & Services			$125,742	$125,731

Health Care Technology
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt	S+560, 1.00% Floor	10/24/2025	$7,979	$7,979	$7,979	(4)(10)
		Total Health Care Technology			$7,979	$7,979

Hotels, Restaurants & Leisure
American West Restaurant Group Holdings LLC
American West Restaurant Group Holdings LLC	First Lien Secured Debt	S+585, 1.00% Floor	2/2/2028	$7,980	$7,684	$7,683	(4)(9)
Cave Enterprises Operations, LLC
Cave Enterprises Operations, LLC	First Lien Secured Debt	S+660, 1.50% Floor	8/9/2028	8,000	8,000	8,000	(4)(9)
PARS
PARS Group LLC	First Lien Secured Debt	S+685, 1.50% Floor	4/3/2028	8,000	7,880	7,880	(4)(9)
YTC Enterprises, LLC
YTC Enterprises, LLC	First Lien Secured Debt	S+636, 1.00% Floor	8/16/2026	8,000	7,841	7,840	(4)(9)
		Total Hotels, Restaurants & Leisure			$31,405	$31,403

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+510, 0.75% Floor	4/3/2028	$7,980	$7,823	$7,822	(4)(10)
		Total Household Products			$7,823	$7,822

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
IT Services
CM Acquisitions Holdings Inc.
CM Acquisitions Holdings Inc.	First Lien Secured Debt	S+490, 1.00% Floor	5/6/2025	$7,979	$7,830	$7,828	(4)(9)
Naviga Inc. (fka Newscycle Solutions, Inc.)
Naviga Inc.	First Lien Secured Debt	S+710, 1.00% Floor	2/27/2024	7,979	8,052	8,060	(4)(10)
		Total IT Services			$15,882	$15,888

Leisure Products
Dan Dee International Holdings, Inc.
Dan Dee International Holdings, Inc.	First Lien Secured Debt	S+725, 1.00% Floor	2/1/2025	$8,000	$7,877	$7,875	(4)(10)
Lash OpCo, LLC
Lash OpCo, LLC	First Lien Secured Debt	S+710, 1.00% Floor	3/18/2026	7,979	7,884	7,884	(4)(10)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt	S+640, 1.00% Floor	10/4/2027	8,000	7,593	7,591	(4)(10)
		Total Leisure Products			$23,354	$23,350

Life Sciences Tools & Services
VCR Buyer, Inc.
VCR Buyer, Inc.	First Lien Secured Debt	S+575, 1.00% Floor	4/28/2028	$7,980	$7,486	$7,486	(4)(9)
		Total Life Sciences Tools & Services			$7,486	$7,486

Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt	S+515, 1.00% Floor	2/26/2027	$8,000	$7,864	$7,864	(4)(9)
Jonathan Acquisition Company
Jonathan Acquisition Company	First Lien Secured Debt	L+510, 1.00% Floor	12/22/2026	7,979	7,876	7,875	(4)(11)
MTI Group Acquisition Company
MTI Group Acquisition Company	First Lien Secured Debt	S+610, 1.00% Floor	9/30/2025	8,019	7,980	7,979	(9)
OEH Parent Holdings, Inc.
OEH Parent Holdings, Inc.	First Lien Secured Debt	S+585, 1.00% Floor	11/9/2027	7,980	7,822	7,822	(4)(9)
RailPros Consolidated, Inc.
RailPros Consolidated, Inc.	First Lien Secured Debt	S+560, 1.00% Floor	7/31/2026	7,979	7,965	7,965	(4)(9)
		Total Machinery			$39,507	$39,505

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
Media
Escalent
M&M OPCO, LLC	First Lien Secured Debt	S+810, 1.00% Floor	4/7/2029	$7,980	$7,801	$7,800	(4)(10)
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt	S+610, 1.00% Floor	12/29/2026	7,979	7,782	7,782	(4)(10)
KL Charlie Acquisition Company
KL Charlie Acquisition Company	First Lien Secured Debt	S+635, 1.00% Floor	12/30/2026	7,979	7,781	7,780	(4)(10)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt	S+660, 1.00% Floor	8/15/2028	7,979	7,665	7,664	(4)(10)
		Total Media			$31,029	$31,026

Multi-Utilities
GS SEER Group Borrower LLC
GS SEER Group Borrower LLC	First Lien Secured Debt	S+675, 1.00% Floor	4/29/2030	$7,980	$7,761	$7,761	(4)(10)
		Total Multi-Utilities			$7,761	$7,761

Pharmaceuticals
Top RX, LLC
Top RX, LLC	First Lien Secured Debt	S+685, 1.00% Floor	6/30/2024	$8,007	$7,933	$7,930	(4)(9)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt	S+685, 0.75% Floor	3/9/2027	7,980	7,761	7,760	(4)(10)
		Total Pharmaceuticals			$15,694	$15,690

Professional Services
Career Certified, LLC
Career Certified, LLC	First Lien Secured Debt	S+635, 1.00% Floor	12/18/2026	$7,979	$7,708	$7,707	(4)(10)
		Total Professional Services			$7,708	$7,707

Software
Activ Software Holdings, LLC
Activ Software Holdings, LLC	First Lien Secured Debt	S+650, 1.00% Floor	5/4/2027	$7,980	$7,900	$7,900	(4)(10)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt	S+585, 1.00% Floor	6/24/2027	7,980	7,895	7,895	(4)(10)
Measure Buyer, Inc.
Measure Buyer, Inc.	First Lien Secured Debt	S+535, 1.00% Floor	12/18/2026	7,980	7,876	7,876	(4)(10)
		Total Software			$23,671	$23,671

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)

Technology Hardware, Storage & Peripherals
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt	S+560, 1.00% Floor	9/30/2027	$7,980	$7,741	$7,740	(4)(10)
		Total Technology Hardware, Storage & Peripherals			$7,741	$7,740

Transportation Infrastructure
PrimeFlight Acquisition, LLC
PrimeFlight Acquisition, LLC	First Lien Secured Debt	S+685, 1.00% Floor	5/1/2029	$7,980	$7,741	$7,741	(4)(10)
		Total Transportation Infrastructure			$7,741	$7,741

Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt	L+576, 1.00% Floor	8/9/2027	$8,000	$7,837	$7,837	(4)(11)
		Total Wireless Telecommunication Services			$7,837	$7,837

			Total Investments		$785,277	$785,199	(2)(5)(6)(7)(12)

(1)
Fair value is determined in good faith by the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted.
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Company (see Note 2 and Note 4), pursuant to the Company’s valuation policy.
(5)
All debt investments are income producing unless otherwise indicated.
(6)
All investments were owned by the Company through a master participation agreement with an affiliate of the Company (see Note 3).
(7)
Unless otherwise indicated, all securities are pledged as collateral to our credit facility (the “AP Leaf Secured Credit Facility” as defined in Note 6 to the financial statements). As such, these securities are not available as collateral to our general creditors.
(8)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period, and may be subject to interest floors.
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%
(10)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2023 was 5.33%
(11)
The interest rate on these loans is subject to 3 months LIBOR, which as of December 31, 2023 was 5.59%
(12)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, all of the company's investments were non-controlled, non-affiliated.

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

(13)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2023:

Industry	First Lien - Secured Debt	Total
Aerospace & Defense	$7,894	$7,894
Automobile Components	23,567	23,567
Building Products	15,908	15,908
Capital Markets	7,841	7,841
Chemicals	7,935	7,935
Commercial Services & Supplies	54,835	54,835
Construction & Engineering	39,253	39,253
Consumer Staples Distribution & Retail	24,121	24,121
Distributors	15,808	15,808
Diversified Consumer Services	23,024	23,024
Electric Utilities	7,761	7,761
Electrical Equipment	24,248	24,248
Electronic Equipment, Instruments & Components	15,724	15,724
Energy Equipment & Services	7,880	7,880
Entertainment	7,949	7,949
Financial Services	54,626	54,626
Food Products	15,529	15,529
Ground Transportation	23,698	23,698
Health Care Equipment & Supplies	39,316	39,316
Health Care Providers & Services	125,742	125,742
Health Care Technology	7,979	7,979
Hotels, Restaurants & Leisure	31,405	31,405
Household Products	7,823	7,823
IT Services	15,882	15,882
Leisure Products	23,354	23,354
Life Sciences Tools & Services	7,486	7,486
Machinery	39,507	39,507
Media	31,029	31,029
Multi-Utilities	7,761	7,761
Pharmaceuticals	15,694	15,694
Professional Services	7,708	7,708
Software	23,671	23,671
Technology Hardware, Storage & Peripherals	7,741	7,741
Transportation Infrastructure	7,741	7,741
Wireless Telecommunication Services	7,837	7,837
Total	$785,277	$785,277

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

(14)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2023:

Industry	First Lien - Secured Debt	Total	% of Net Assets
Aerospace & Defense	$7,894	$7,894	2.7%
Automobile Components	23,565	23,565	8.0%
Building Products	15,906	15,906	5.4%
Capital Markets	7,841	7,841	2.6%
Chemicals	7,934	7,934	2.7%
Commercial Services & Supplies	54,815	54,815	18.6%
Construction & Engineering	39,250	39,250	13.3%
Consumer Staples Distribution & Retail	24,115	24,115	8.2%
Distributors	15,808	15,808	5.3%
Diversified Consumer Services	23,023	23,023	7.8%
Electric Utilities	7,760	7,760	2.6%
Electrical Equipment	24,240	24,240	8.2%
Electronic Equipment, Instruments & Components	15,724	15,724	5.3%
Energy Equipment & Services	7,880	7,880	2.7%
Entertainment	7,949	7,949	2.7%
Financial Services	54,621	54,621	18.5%
Food Products	15,526	15,526	5.3%
Ground Transportation	23,696	23,696	8.0%
Health Care Equipment & Supplies	39,315	39,315	13.3%
Health Care Providers & Services	125,731	125,731	42.6%
Health Care Technology	7,979	7,979	2.7%
Hotels, Restaurants & Leisure	31,403	31,403	10.6%
Household Products	7,822	7,822	2.6%
IT Services	15,888	15,888	5.4%
Leisure Products	23,350	23,350	7.9%
Life Sciences Tools & Services	7,486	7,486	2.5%
Machinery	39,505	39,505	13.4%
Media	31,026	31,026	10.5%
Multi-Utilities	7,761	7,761	2.6%
Pharmaceuticals	15,690	15,690	5.3%
Professional Services	7,707	7,707	2.6%
Software	23,671	23,671	8.0%
Technology Hardware, Storage & Peripherals	7,740	7,740	2.6%
Transportation Infrastructure	7,741	7,741	2.6%
Wireless Telecommunication Services	7,837	7,837	2.7%
Total	$785,199	$785,199	265.8%
% of Net Assets	265.8%	265.8%

(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) may be deemed to be “restricted securities”. As of December 31, 2023, the Company held no securities that may be deemed a restricted security.

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2023
Health Care Providers & Services	16.0%
Commercial Services & Supplies	7.0%
Financial Services	7.0%
Machinery	5.0%
Health Care Equipment & Supplies	5.0%
Construction & Engineering	5.0%
Hotels, Restaurants & Leisure	4.0%
Media	3.9%
Electrical Equipment	3.1%
Consumer Staples Distribution & Retail	3.1%
Ground Transportation	3.0%
Software	3.0%
Automobile Components	3.0%
Leisure Products	3.0%
Diversified Consumer Services	2.9%
Building Products	2.0%
IT Services	2.0%
Distributors	2.0%
Electronic Equipment, Instruments & Components	2.0%
Pharmaceuticals	2.0%
Food Products	2.0%
Health Care Technology	1.0%
Entertainment	1.0%
Chemicals	1.0%
Aerospace & Defense	1.0%
Energy Equipment & Services	1.0%
Capital Markets	1.0%
Wireless Telecommunication Services	1.0%
Household Products	1.0%
Multi-Utilities	1.0%
Electric Utilities	1.0%
Transportation Infrastructure	1.0%
Technology Hardware, Storage & Peripherals	1.0%
Professional Services	1.0%
Life Sciences Tools & Services	1.0%
100.0%

Geographic Region	December 31, 2023
United States	99.0%
United Kingdom	1.0%

See notes to the consolidated financial statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

Middle Market Apollo Institutional Private Lending (the “Company,” “MMAIPL,” “we,” “us,” or “our”), a Delaware statutory trust formed on November 6, 2023, is a closed-end, externally managed, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). Prior to the Company's election to be regulated as a BDC, the Company was operated as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. The Company elected to be treated for federal income tax purposes and intends to qualify thereafter, as a regulated investment company (“RIC”) beginning on the Conversion Date as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”)(see Note 2). Prior to the Conversion date, MMAIPL was taxed as a partnership for U.S. federal income tax purposes.

Apollo Credit Management, LLC (the “Adviser”, “ACM”) is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM” or “Apollo”). The Adviser, subject to the overall supervision of our Board of Trustees (the “Board”), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (in such capacity, the “Administrator”), provides among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

Apollo Capital Management, L.P. (the “Servicer”), is an affiliate of AGM. Prior to Conversion Date, the Servicer was contracted to assist in the management of the day-to-day operations of the Company, provide investment advisory and administrative services and facilities for the Company.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We primarily invest in directly originated and privately negotiated first lien senior secured loans to privately held U.S. middle-market companies, which the Company generally defines as companies with less than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on ASC 946, Financial Services — Investment Companies (“ASC 946”). In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.

As of June 30, 2024 and December 31, 2023, the Company's sole consolidated subsidiary was AP Leaf, LLC (“AP Leaf”), a Delaware limited liability company.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity, that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of June 30, 2024 and December 31, 2023 were $15,898 and $3,176 respectively.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Investment Valuation Process

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Company's Adviser as “valuation designee,” the Board continues to be responsible for overseeing the processes for determining fair valuation.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Under the Company's valuation policies and procedures, the Adviser values investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of the Adviser including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Adviser. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Advisor undertakes a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with independent valuation firms conducting independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
(2)
Preliminary valuation conclusions are then documented and discussed with senior management of our Adviser.
(3)
The Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm.
(4)
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the three months ended June 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 5 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Realized Gains or Losses

Security transactions are accounted for on a trade date basis. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date.

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations, and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Limited Owners in the form of dividends, even though the Company has not yet collected cash.

If at any point the Company believes PIK is not fully expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Organization Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of Limited Owner interests of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Statement of Assets and Liabilities and are amortized over a twelve-month period beginning with commencement of operations and any additional expenses for other offerings from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s offerings, preparation of the Company’s registration statement, and registration fees.

Financing Costs

The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Statements of Assets and Liabilities. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25, or charged to expense if no offering is completed.

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For extinguishments of our debt, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intend to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

As of December 31, 2023, MMAIPL was taxed as a partnership for U.S. federal income tax purposes, and as such, is not subject to income taxes; each investor was individually liable for income taxes, if any, on its distributive share of the Company’s net taxable income.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

On March 15, 2024, the Company entered into an Investment Advisory Agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Company pays the Adviser a fee for its services under the Advisory Agreement consisting of two components, a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Base Management Fee

The Management Fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.00% of the Company's net assets as of the beginning of the first business day of the applicable month. For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar quarter in which the Company has operations, net assets was measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter. The Adviser has agreed to waive the management fee through March 15, 2025 and waive 50% of the management fee and incentive fee from March 15, 2025 to March 15, 2026.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

(i) Incentive Fee on Pre-Incentive Fee Net Investment Income

The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Management Fee, expenses payable under the Administration Agreement entered into between us and our Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.500% per quarter (6.000% annualized). We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.500% per quarter (6.000% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.710% (6.860% annualized). This “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.710% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.710% (6.860% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(ii) Incentive Fee on Capital Gains

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year. Fees are computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

These calculations are for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser has agreed to waive the incentive fee through March 15, 2025 and waive 50% of the incentive fee from March 15, 2025 to March 15 2026.

For the three and six months ended June 30, 2024, the Company recognized $772 and $915 respectively, of management fees, and $1,385 and $1,811 respectively, of performance-based incentive fees before impact of waived fees. For the three and six months ended June 30, 2024, $772 and $915 respectively, of management fees, were waived and $1,385 and $1,811 respectively, of performance-based incentive fees were waived.

As of June 30, 2024 and December 31, 2023, there were no amounts payable to the Advisor relating to management fees or incentive fees.

Administration Agreement

On March 15, 2024, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value , compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

Transaction Agreement

In December 2023, the Company entered into a transaction agreement whereby, among other things, accepted initial capital commitments and entered into a master participation and sale agreement (the “Asset Transfer Agreement”) to acquire the initial loan portfolio of an affiliated Cayman Islands exempted limited partnership (the “Affiliate”). See below for additional information on the Asset Transfer Agreement and Note 6 for information on initial capital commitments.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Asset Transfer Agreement

In December 2023, AP Leaf entered into an Asset Transfer Agreement with the Affiliate pursuant to which AP Leaf would acquire and hold (a) initially participation rights in the initial loan portfolio and (b) legal and beneficial title to the initial loan portfolio. As part of the initial loan portfolio, the Affiliate transferred $785,224 of secured, floating rate, middle market term loans to AP Leaf. AP Leaf also acquired $1,280 of capitalized PIK for no additional consideration.

In January 2024, all loans acquired in the initial loan portfolio were assigned to the Company and ceased to be owned through the Asset Transfer Agreement with the Affiliate. Additional consideration of $236 was provided to the Affiliate in conjunction with settlement of the Asset Transfer Agreement.

Servicing Fee Agreement

As part of the Transaction Agreement, the Company entered into an agreement with the Servicer to provide, or oversee the performance of, administrative and compliance services, including, but not limited to, (a) possessing, keeping and maintaining the books and records of the Company; (b) preparing and delivering financial information (including financial statements); and (c) the day-to-day administration of the loan portfolio, including opening and maintaining bank accounts for the Company and receiving and disbursing funds therefrom. The Company acknowledges that these services, in whole or in part, will be sub-contracted to MidCap Financial Services, LLC.

In exchange for these services, a servicing fee will be paid quarterly in arrears to the Servicer, as described below:

(1) With respect to certain assets acquired by the Affiliate before December 20, 2018 and sold to the Company in conjunction with the Asset Transfer Agreement above, a service fee equal to 0.0625% of the aggregate face value of the final day of the quarter; and

(2) With respect to certain assets acquired by the Affiliate after December 20, 2018 and sold to the Company in conjunction with the Asset Transfer Agreement above, a service fee equal to 0.0875% of the aggregate face value of the final day of the quarter.

For the three and six months ended June 30, 2024, the Company recognized $0 and $553 respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest or distributions and/or servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares.

Co-Investment Activity

We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of June 30, 2024, the Company’s co-investment holdings were 8.3% of the portfolio or $65,751, measured at fair value. On a cost basis, 8.3% of the portfolio or $65,840 were co-investments.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of June 30, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$790,037	$788,759	$—	$7,874	$780,885
Total Investments at Fair Value	$790,037	$788,759	$—	$7,874	$780,885

The following table shows the composition of our investments as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$785,277	$785,199	$—	$7,979	$777,220
Total Investments at Fair Value	$785,277	$785,199	$—	$7,979	$777,220

Fair Value Measurement and Disclosures

The following table shows changes in the fair value of our Level 3 investments during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	First Lien Secured Debt	Total
Fair value as of March 31,2024	$751,878	$751,878
Net realized gains (losses)	—	—
Net change in unrealized gains (losses)	(1,882)	(1,882)
Net amortization on investments	1,185	1,185
Purchases, including capitalized PIK (2)	35,086	35,086
Sales (2)	(5,382)	(5,382)
Transfers out of Level 3 (1)	—	—
Transfers into Level 3 (1)	—	—
Fair value as of June 30, 2024 (3)	$780,885	$780,885

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$(1,882)	$(1,882)

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30, 2024
	First Lien Secured Debt	Total
Fair value as of December 31, 2023	$777,220	777,220
Net realized gains (losses)	—	—
Net change in unrealized gains (losses)	(1,209)	(1,209)
Net amortization on investments	2,470	2,470
Purchases, including capitalized PIK (2)	43,032	43,032
Sales (2)	(40,628)	(40,628)
Transfers out of Level 3 (1)	—	—
Transfers into Level 3 (1)	—	—
Fair value as of June 30, 2024 (3)	$780,885	$780,885

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$(1,209)	$(1,209)

(1)
Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the periods shown.
(2)
Includes reorganizations and restructuring of investments.
(3)
Includes unfunded commitments measured at fair value of $(13).

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$739,688	Discounted Cash Flow	Discount Rate	9.6%	18.5%	12.0%
	34,608	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	6,589	Market Comparable Technique	Comparable Multiple	10.5x	10.5x	10.5x
Total Level 3 Investments	$780,885

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$777,220	Discounted Cash Flow	Discount Rate	9.3%	-	20.7%	11.9%
Total Level 3 Investments	$777,220

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the Company may use an option pricing technique, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”), to perform valuations. The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.

Investment Transactions

For the three and six months ended June 30, 2024, purchases of investments on a trade date basis were $34,611 and $42,351, respectively. For the three and six months ended June 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $5,383 and $40,786, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2024, PIK income earned was $269 and $489, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
PIK balance at beginning of period	$1,497	$1,280
PIK income capitalized	500	717
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$1,997	$1,997

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024, the Company's asset coverage was 184.8%.

The maximum principal amount of the AP Leaf Secured Credit Facility as of the Closing Date was $500,000, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AP Leaf’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the AP Leaf Secured Credit Facility, will bear interest at the term SOFR Reference Rate, the CORRA Rate, SONIA or the EURIBOR Rate (the “Applicable Reference Rate”), in each case, plus a spread of 2.65% or 4.75% in the event of a default. The contractual maturity date of the AP Leaf Secured Credit Facility is December 20, 2028.

In January 2024, AP Leaf, entered into Amendment No. 1 (the “First AP Leaf Amendment”) for the AP Leaf Secured Credit Facility. The First AP Leaf Amendment amends the AP Leaf Secured Credit Facility to have ComputerShare Trust N.A. succeed State Street Bank and Trust Company as trustee and collateral agent, and Virtus Group, LP as collateral administrator.

In June 2024, AP Leaf entered into Amendment No. 2 (the “Second AP Leaf Amendment”) for the AP Leaf Secured Credit Facility. The Second AP Leaf Amendment amends the AP Leaf Secured Credit Facility to increase the facility amount to $650,000.

As of June 30, 2024, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $445,500 with the fair value of $443,796 and deferred financing costs of $5,789. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of June 30, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

As of December 31, 2023, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $500,000 with fair value of $500,000 and deferred financing costs of $5,155.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Average debt outstanding	$476,945	$488,473
Maximum amount of debt outstanding	500,000	500,000

Weighted average annualized interest cost (1)	7.97%	7.97%
Annualized amortized debt issuance cost	0.22%	0.22%
Total annualized interest cost	8.19%	8.19%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. No commitment fees accrued for the three and six months ended June 30, 2024.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 6. Net Assets

The Company is authorized to issue an unlimited number of Common Shares of beneficial interest at $0.001 per share par value. Since the commencement of operations on December 15, 2023, the Company has entered into Subscription Agreements with investors, including affiliates of the Adviser, to make commitments to purchase Common Shares (“Capital Commitments”). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase MMAIPL’s common stock at a price per share equal to the most recent NAV per share determined within 48 hours of a date specified in the drawdown notice. Drawdown notices will be deliver at least 10 business days prior to the date on which contributions will be due and drawdown amounts will generally be made pro rata, in accordance with unfunded Capital Commitments of all investors.

On December 15, 2023, two beneficial owners (the “Limited Owners”) were admitted to the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in Capital Commitments, the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 Common Shares at the Conversion Date.

As of June 30, 2024 and December 31, 2023, the Company had the following Capital Commitments, pursuant to Subscription Agreements, and contributions from its stockholders:

	June 30, 2024			December 31, 2023
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$450,000	$353,587	$79%	$433,333	$293,587	$68%

The following table summarizes the Common Shares of the Company issued for the period between Conversion Date to June 30, 2024:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the period between Conversion Date to June 30, 2024
Issuance of shares	6/12/2024	2,312,138	$25.95	$60,000

Note 7. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10:

	Three Months Ended June 30,	For Period between March 15, 2024 (1) and June 30
	2024	2024
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$10,654	$14,152
Weighted average shares outstanding	12,577,535	12,509,545
Basic earnings (loss) per share	$0.85	$1.13

(1) Prior to the Conversion Date, the Company had no shares outstanding. EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and June 30, 2024.

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2024, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2024	December 31, 2023
Unfunded revolver obligations and bridge loan commitments (1)	$576	$—
Unfunded delayed draw loan commitments	292	—
Total Unfunded Commitments	$868	$—

(1) The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2024, no bridge loan commitments were outstanding.

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company commenced operations. The Company is obligated to reimburse the Adviser for such expenses. The total organization and offering costs incurred were $469, which were recognized by the Company when it commenced operations.

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of June 30, 2024, the Company’s actual organizational costs were less than 0.25% of the Fund’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period between the Conversion Date and June 30, 2024.

For Period between March 15 and June 30, 2024

(Unaudited)
Per Share Data*
Net asset value at Conversion Date (1)	$25.00
Net investment income (2)	1.23
Net realized and change in unrealized gains (losses) (2)	(0.10)
Net increase in net assets resulting from operations	1.13
Distribution of net investment income (2) (3)	—
Net asset value at end of period	$26.13

Total return (4)	7.79%
Shares outstanding at end of period (2)	14,457,735
Weighted average shares outstanding (2)	12,509,545

Ratio/Supplemental Data
Net assets at end of period (in millions)	$377.8
Annualized ratio of operating expenses to average net assets (5)(6)	2.21%
Annualized ratio of interest and other debt expenses to average net assets (6)	12.46%
Annualized ratio of total expenses to average net assets (5)(6)	14.67%
Annualized ratio of net investment income to average net assets (6)	15.12%
Average debt outstanding (in millions)	$476.9
Average debt per share	$38.13
Annualized portfolio turnover rate (6)	10.54%
Asset coverage per unit (7)	$1,848

* Totals may not foot due to rounding.

(1)
Represents net asset value per share on the Conversion Date.
(2)
Prior to the Conversion Date, the Company had no shares outstanding. Amount has been derived based on the activity and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and June 30, 2024.
(3)
The tax character of distributions will be determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distributions paid to shareholders may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(4)
Total return is based on the change in net asset value per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load. Total Return is not annualized.
(5)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the six months ended June 30, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.92% and 17.37%, respectively, without the fee waivers.
(6)
Annualized for the six months ended June 30, 2024. Organizational costs, servicing expense, and other non-reoccurring expenses are not annualized. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to use expense support, and other unpredictable variables.
(7)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2024, the Company's asset coverage was 184.8%.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Middle Market Apollo Institutional Private Lending:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Middle Market Apollo Institutional Private Lending and its subsidiary (the “Company”) as of June 30, 2024, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2024, the consolidated statement of cash flows, and the financial highlights for the six-month period ended June 30, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2023, and the related consolidated statement of operations, change in net assets, and cash flows for the period from December 15, 2023 (commencement of operations) through December 31, 2023 (not presented herein); and in our report dated March 14, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB and with auditing standards generally accepted in the United States of America applicable to reviews of interim financial information. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB and with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

August 13, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
our expected financings and investments;
•
the adequacy of our cash resources and working capital; and
•
the timing of cash flows, if any, from the operations of our portfolio companies.

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Middle Market Apollo Institutional Private Lending (the “Company,” “MMAIPL,” “we,” “us,” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we will elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in Capital Commitments, the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 Common Shares at the Conversion Date. Since Conversion Date, and through June 30, 2024, we have raised approximately $60,000 in net proceeds from additional offerings of Common Shares.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2024 was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)*	2024	2024
Investments made in portfolio companies	$34.6	$42.4
Investments sold	—	(8.1)
Net activity before repaid investments	34.6	34.3
Investments repaid	(5.4)	(32.7)
Net investment activity	$29.2	$1.6

Portfolio companies, at beginning of period	97	100
Number of investments in new portfolio companies	7	8
Number of exited companies	—	(4)
Portfolio companies at end of period	104	104

Number of investments in existing portfolio companies	—	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
Portfolio composition, at fair value:
First lien secured debt		100%		100%
Total secured debt		100%		100%
Total Portfolio		100%		100%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)		11.9%		12.1%
Secured debt portfolio (2)		11.9%		12.1%
Total portfolio (3)		11.9%		12.1%
Interest rate type, at fair value (2):
Fixed rate amount	$	— million	$	— million
Floating rate amount		$782.2 million		$785.2 million
Fixed rate, as percentage of total		—%		—%
Floating rate, as percentage of total		100%		100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$	— million	$	— million
Floating rate amount		$782.2 million		$785.3 million
Fixed rate, as percentage of total		—%		—%
Floating rate, as percentage of total		100%		100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operation and through June 30, 2024, invested capital totaled $827.6 million in 108 portfolio companies.

Recent Developments

None.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

As of June 30, 2024, $780.9 million or 99.0% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

Senior secured loans, or senior loans, are higher in the capital structure than high-yield bonds, and are typically secured by assets of the borrowing company. This improves their recovery prospects in the event of default and affords senior loans a structural advantage over high-yield bonds. Many of the Company’s investments are also privately negotiated and contain covenant protections that limit the issuer to take actions that could harm us as a creditor. High-yield bonds typically do not contain such covenants.

Given the structural advantages of capital seniority and covenant protection, the valuation of our private debt portfolio is driven more by investment specific credit factors than movements in the broader debt capital markets. Each security is evaluated individually and as indicated below, we value our private investments based upon a multi-step valuation process, including valuation recommendations from independent valuation firms.

Results of Operations

Operating results for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)*	2024	2024
Investment Income
Interest income	$23.4	$47.3
Dividend income	—	—
PIK interest income	0.3	0.5
Other income	0.5	0.6
Total investment income	$24.1	$48.4
Expenses
Management and performance-based incentive fees, net of amounts waived	$—	$—
Service fees	—	0.6
Interest and other debt expenses, net of reimbursements	9.9	20.2
Administrative services expense, net of reimbursements	0.4	0.5
Legal and other general and administrative expenses	1.3	2.6
Net Expenses	$11.6	$23.8
Net Investment Income	$12.5	$24.5
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$—	$—
Net change in unrealized gains (losses)	(1.9)	(1.2)
Net Realized and Change in Unrealized Gains (Losses)	$(1.9)	$(1.2)
Net Increase in Net Assets Resulting from Operations	$10.7	$23.3

Net Investment Income on Per Average Share Basis (1)(2)	$1.00	$1.96
Earnings per share — basic (1)(2)	$0.85	$1.13

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

(2) Prior to the Conversion Date, the Company had no shares outstanding. Net Investment Income on Per Average Share Basis and EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and June 30, 2024.

Total Investment Income

For the three months and six months ended June 30, 2024, total investment income were $24.1 million and $48.4 million, respectively, driven by our initial deployment of capital. The size of our investment portfolio at fair value was $788.8 million as of June 30, 2024. The weighted average yields on the debt and income producing portfolio at fair value were 11.9% and 12.1% for three months ended June 30, 2024 and six months ended June 30, 2024, respectively.

Net Expenses

For the three months and six months ended June 30, 2024, net expenses were $11.6 million and $23.8 million, respectively, primarily attributable to interest and other debt expenses. Interest and other debt expenses was driven by $476.9 million of average borrowings at a total annualized cost of debt of 8.19% for three months ended June 30, 2024 and $488.5 million of average borrowings at a total annualized cost of debt of 8.19% for six months ended June 30, 2024.

Management and performance based incentive fees incurred were $0.8 million and $1.4 million, respectively for three months ended June 30, 2024. Management and performance-based incentive fees incurred were $0.9 million and $1.8 million, respectively for six months ended June 30, 2024. The Advisor has agreed to waive management fees and performance-based incentive fees till March 15, 2025, which resulted in waivers of $0.8 million and $1.4 million, respectively, for three months ended June 30, 2024. The management fees and performance-based incentive fees waiver were $0.9 million and $1.8 million, respectively for six months ended June 30, 2024.

Net Change in Unrealized Gains (Losses)

During the three months ended June 30, 2024, we recognized gross unrealized gains of $1.6 million and gross unrealized losses of $3.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $1.9 million. During the six months ended June 30, 2024, we recognized gross unrealized gains of $3.2 million and gross unrealized losses of $4.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $1.2 million. Net change in unrealized gains (losses) for the three months and six ended June 30, 2024 was primarily driven by the financial underperformance of SEKO Global Logistics Network, LLC, FEV Acquisition Corporation and Congruex. Significant changes in unrealized gains (losses) for the three and six months ended June 30, 2024 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
SEKO Global Logistics Network, LLC	$(1.2)
FEV Acquisition Corporation	(0.6)
Congruex	(0.3)

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our AP Leaf Secured Credit Facility (as defined in Note 5 to the consolidated financial statements), our capital commitments, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

We believe that our current cash and cash equivalents on hand, our short-term investments, our AP Leaf Secured Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the consolidated financial statements) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. The Company may also utilize other balance sheet transactions, including calling capital commitments, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2024:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$445.5	$—	$—	$445.5	$—
Total Debt Obligations	$445.5	$—	$—	$445.5	$—

(1)
As of June 30, 2024, aggregate lender commitments under the Senior Secured Facility totaled $650 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2024 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2024. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. Currently, we have substantial net capital loss carryforwards and consequently do not expect to generate cumulative net capital gains in the foreseeable future.

We maintain an “opt out” dividend reinvestment plan for our shareholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.

PIK Income

For the three and six months ended June 30, 2024, PIK income totaled $0.3 million and $0.5 million on total investment income of $24.1 million and $48.4 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the three and six months ended June 30, 2024 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2024, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$5.4 million	$0.371
Up 100 basis points	3.6 million	0.247
Up 50 basis points	1.8 million	0.124
Down 50 basis points	(1.8) million	(0.124)
Down 100 basis points	(3.6) million	(0.247)
Down 150 basis points	(5.4) million	(0.371)

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge are any material legal proceedings threatened against us. From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition or results of operations, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

Item 1A. Risk Factors

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in Amendment No.1 to our Registration Statement on Form 10, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Report on Form 8-K filed with SEC on June 21, 2024 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Third Amended and Restated Agreement and Declaration of Trust (1)
3.2	Fourth Amended and Restated Agreement and Declaration of Trust (2)
3.3	Bylaws (3)
4.1	Form of Subscription Agreement (4)
10.1

Second Amendment to Loan and Security Agreement, dated as of June 28, 2024, by and among AP Leaf, LLC, as borrower, Middle Market Apollo Institutional Private Lending, in its capacity as collateral manager and in its capacity as equityholder, the lenders from time to time party thereto, Wells Fargo, National Association, as administrative agent, and Computershare Trust Company, N.A., in its capacity as collateral agent and in its capacity as trustee (5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.
(2)
Incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on May 13, 2024.
(3)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.
(4)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.
(5)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 3, 2024.

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2024.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

By:	/s/ Tanner Powell
Name:	Tanner Powell
Title:	Chief Executive Officer

By:	/s/ Gregory W. Hunt
Name:	Gregory W. Hunt
Title:	Chief Financial Officer