Form 10-Q
period 2024-09-30
Middle Market Apollo Institutional Private Lending
filed 2024-11-13
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the registrant’s common shares, $0.001 par value per share, outstanding as of November 12, 2024 was 14,474,953.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MMAIPL,” “we,” “us,” and “our” refer to Middle Market Apollo Institutional Private Lending unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $903,157 and $785,277, respectively)	$897,678	$785,199
Cash and cash equivalents	20,026	3,176
Foreign currencies (cost $677 and $—, respectively)	686	—
Receivable for investments sold	558	1,558
Interest receivable	7,330	1,262
Total assets	$926,278	$791,195

Liabilities
Debt	$548,965	$494,845
Interest payable	3,334	606
Service fees payable	—	38
Accrued organization cost	—	470
Accrued administrative services expense payable	967	—
Other liabilities and accrued expenses	1,375	786
Total liabilities	$554,641	$496,745
Total Net Assets	$371,637	$294,450

Net Assets (Note 6)
Limited Owners' Capital	$—	$294,450
Common shares, $0.001 par value (14,474,953 shares issued and outstanding as of September 30, 2024)	14	—
Capital in excess of par value	363,626	—
Accumulated under-distributed (over-distributed) earnings	7,997	—
Net Assets	$371,637	$294,450

Net Asset Value Per Share	$25.67	N/A

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$25,039	$72,349
Payment-in-kind interest income	709	1,197
Other income	329	892
Total Investment Income	$26,077	$74,438
Operating Expenses
Interest and other debt expenses	$10,929	$31,152
Service fees	—	553
Management fees	961	1,875
Performance-based incentive fees	1,574	3,386
Legal expenses	402	1,454
Administrative service expenses	447	973
Other general and administrative expenses	746	2,210
Total expenses	15,059	41,603
Management and performance-based incentive fees waived	(2,535)	(5,260)
Net Expenses	$12,524	$36,343
Net Investment Income	$13,553	$38,095
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$—	$—
Foreign currency transactions	(18)	(18)
Net realized gains (losses)	$(18)	$(18)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(4,201)	(5,401)
Foreign currency transactions	10	10
Foreign currency translations	(70)	(70)
Net unrealized gains (losses)	(4,261)	(5,461)
Net Realized and Change in Unrealized Gains (Losses)	$(4,279)	$(5,479)
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,274	$32,616

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,	Nine Months Ended September 30,
	2024	2024
Operations
Net investment income	$13,553	$38,095
Net realized gains (losses)	(18)	(18)
Net change in unrealized gains (losses)	(4,261)	(5,461)
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,274	$32,616

Distributions to Shareholders
Distribution of net investment income	$(15,879)	$(15,879)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(15,879)	$(15,879)

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 1 and Note 6)	$—	$60,000
Distributions reinvested	450	450
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$450	$60,450

Net Assets
Net increase (decrease) in net assets during the period	$(6,155)	$77,187
Net assets at beginning of period	377,792	294,450
Net Assets at End of Period	$371,637	$371,637

Capital Share Activity
Shares issued during the period (Note 1 and Note 6)	—	14,474,953
Distributions reinvested	17,218	—
Shares issued and outstanding at beginning of period	14,457,735	—
Shares Issued and Outstanding at End of Period	14,474,953	14,474,953

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

Nine Months Ended September 30,
2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$32,616
Net realized (gain) loss on investments	—
Net change in unrealized (gains) losses on investments	5,461
Payment-in-kind interest capitalized	(1,341)
Net accretion of discount and amortization of premium	(2,950)
Amortization of deferred financing costs	849
Purchases of investments	(171,794)
Proceeds from sale of investments and principal repayments	59,205
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(6,068)
Decrease (increase) in other assets	-
Increase (decrease) in interest payable	2,728
Increase (decrease) in service fees payable	(38)
Increase (decrease) in accrued organization cost	(470)
Increase (decrease) in accrued administrative services expense payable	967
Increase (decrease) in other liabilities and accrued expenses	589
Net Cash Used in/Provided by Operating Activities	$(80,246)

Financing Activities
Issuances of debt	$134,872
Payments of debt	(80,500)
Financing costs paid and deferred	(1,171)
Proceeds from issuance of common shares	60,000
Distributions paid	(15,429)
Net Cash Used in/Provided by Financing Activities	$97,772

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents during the period	$17,526
Effect of foreign exchange rate changes on cash and cash equivalents	10
Cash and cash equivalents at beginning of period	3,176
Cash and Cash Equivalents at the End of Period	$20,712

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$27,575
Reinvestment of distributions during the period	$450
PIK income	$1,197

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Aerospace & Defense
SI Holdings, Inc.
SI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	12/31/2027	$7,917	$7,845	$7,866	(10)
		Total Aerospace & Defense			$7,845	$7,866
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/5/2025	$7,917	$7,862	$7,901	(10)
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/23/2027	7,980	7,817	7,905	(10)
		Total Automobile Components			$15,679	$15,806
Building Products
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+450, 4.50% Floor	8/19/2029	$9,900	$9,706	$9,702	(9)(15)(17)
	First Lien Secured Debt - Revolver	S+460, 2.50% Floor	8/19/2029	43	43	43	(9)(15)(17) (19)(20)
					9,749	9,745
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	3/11/2027	7,919	7,831	7,815	(10)
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	12/31/2025	8,036	7,992	7,996	(9)
		Total Building Products			$25,572	$25,556
Capital Markets
Stout
Stout Intermediate II, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	11/22/2027	$7,919	$7,804	$7,864	(9)
		Total Capital Markets			$7,804	$7,864
Chemicals
Universal Fiber Systems LLC
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+1061, 1.00% Floor	9/29/2026	$7,923	$7,853	$7,827	(10)
		Total Chemicals			$7,853	$7,827

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Commercial Services & Supplies
Applied Technical Services, LLC
Applied Technical Services, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	12/29/2026	$7,918	$7,804	$7,741	(10)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	8,800	8,692	8,690	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	3	2	2	(10)(15)(19)(20)
					8,693	8,691
CSHC Buyerco, LLC
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	9/8/2026	7,898	7,791	7,732	(10)
Distinct Holdings Inc
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	7/18/2029	9,900	9,732	9,723	(10)(15)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	7/18/2029	—	(2)	(2)	(15)(18)(19)(20)
					9,730	9,721
Gunnison Acquisition, LLC
Gunnison Acquisition, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	4/26/2027	8,212	7,984	7,797	(10)
Jones
JF Acquisition, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	7/31/2026	7,917	7,917	7,873	(10)
Mariani
CI	First Lien Secured Debt - Delayed Draw	S+715, 1.00% Floor	3/24/2028	7,920	7,778	7,733	(9)
Pavement Preservation Acquisition, LLC
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/9/2030	3,800	3,725	3,724	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/9/2030	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/9/2030	—	(2)	(2)	(15)(18)(19)(20)
					3,722	3,721
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	8/14/2028	7,919	7,782	7,761	(10)
		Total Commercial Services & Supplies			$69,201	$68,770
Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	$8,700	$8,530	$8,526	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	68	65	66	(10)(15)(19)(20)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/24/2030		—	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	22	20	20	(10)(15)(19)(20)
					8,615	8,611

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	1/24/2026	7,912	7,864	7,873	(10)
Encore Fire Protection
Encore Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/23/2028	7,919	7,801	7,894	(10)
Kauffman Intermediate, LLC
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	5/8/2025	8,159	8,114	7,701	(9)
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/2/2028	7,919	7,837	7,800	(10)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+690, 1.00% Floor	2/7/2028	7,920	7,718	7,682	(10)
		Total Construction & Engineering			$47,949	$47,561
Consumer Staples Distribution & Retail
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	12/29/2027	$7,919	$7,824	$7,835	(9)
Club Champion LLC
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/14/2029	8,878	8,750	8,745	(10)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/14/2029	23	22	22	(10)(15)(19)(20)
					8,772	8,767
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	1,945	1,903	1,901	(10)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(1)	(1)	(15)(18)(19)(20)
					1,902	1,900
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	7,880	7,732	7,762	(9)(15)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	9/20/2030	—	(2)	(1)	(15)(18)(19)(20)
					7,730	7,761
THLP CO., LLC
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	5/31/2025	8,389	8,369	8,305	(10)
		Total Consumer Staples Distribution & Retail			$34,597	$34,568

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Distributors
MacQueen Equipment
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	1/7/2028	$7,816	$7,770	$7,816	(9)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	9,800	9,655	9,653	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031		(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	14	13	13	(10)(15)(19)(20)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	30	(6)(15)(21)
					9,697	9,695
Paladone Group Bidco Limited
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/12/2027	7,919	7,839	7,880	(10)(17)
		Total Distributors			$25,306	$25,391
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+615, 1.00% Floor	6/16/2027	$7,680	$7,583	$7,607	(10)
Go Car Wash Management, Corp.
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+635, 1.00% Floor	12/31/2026	7,918	7,813	7,773	(10)
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/22/2027	7,919	7,356	7,409	(10)
Regis Corporation
Regis Corporation	First Lien Secured Debt - Term Loan	S+500, 2.50% Floor	6/24/2029	8,856	8,685	8,678	(9)(15)
	First Lien Secured Debt - Revolver	S+500, 2.50% Floor	6/24/2029	17	15	15	(9)(15)(19)(20)
					8,700	8,693
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030	8,800	8,671	8,668	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030		(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/1/2030	19	18	18	(10)(15)(19)(20)
					8,688	8,685
		Total Diversified Consumer Services			$40,140	$40,167
Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	5/3/2029	$7,919	$7,725	$7,365	(10)
		Total Electric Utilities			$7,725	$7,365

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029		$7,101	$6,973	$7,030	(10)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	S+643, 1.00% Floor	10/31/2025		8,603	8,597	8,559	(10)
WILDCAT BUYERCO INC
Wildcat BuyerCo, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	2/26/2027		7,919	7,797	7,837	(10)
		Total Electrical Equipment				$23,367	$23,426
Electronic Equipment, Instruments & Compone
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	1/10/2029		$7,919	$7,781	$7,795	(10)
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/1/2027		7,919	7,854	7,888	(9)
		Total Electronic Equipment, Instruments & Components				$15,635	$15,683
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027		$7,795	$7,795	$7,795	(10)
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	S+600, 0.50% Floor	7/23/2029		4,888	4,793	4,790	(10)(15)
	First Lien Secured Debt - Revolver	S+600, 0.50% Floor	7/23/2029		53	51	51	(10)(15)(17)(19)(20)
						4,844	4,841
		Total Entertainment				$12,639	$12,636
Financial Services
FEV Acquisition Corporation
FEV Acquisition Corporation	First Lien Secured Debt - Term Loan	11.01%	7/15/2028		$8,182	$7,384	$6,046	(5)(10)
Gabriel Partners, LLC
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	9/21/2026		7,917	7,873	7,798	(9)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	8/10/2029		7,920	7,820	7,826	(10)
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	7/22/2030	C$	8,800	6,283	6,400	(12)(15)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	7/22/2030	C$	12	7	8	(12)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	7/22/2030	C$	—	(3)	(1)	(15)(17)(18)(19)(20)
						6,287	6,407

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Owl Acquisition, LLC
Owl Acquisition, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	2/4/2028	8,000	7,949	7,920	(10)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	6/29/2028	7,918	7,786	7,879	(9)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	9,800	9,656	9,653	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/20/2029	—	(1)	(1)	(15)(18)(19)(20)
					9,654	9,651
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	9,900	9,754	9,750	(10)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	20	19	19	(10)(15)(19)(20)
					9,773	9,769
Vixxo Corporation
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030	4,950	4,877	4,876	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030	—	—	—	(15)(19)(20)
					4,877	4,876
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/4/2028	7,938	7,910	7,888	(10)(17)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/27/2027	7,919	7,829	7,883	(10)
		Total Financial Services			$85,142	$83,943
Food Products
Berner Food & Beverage, LLC
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	7/30/2027	$7,918	$7,659	$7,760	(10)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+485, 1.00% Floor	1/17/2026	7,897	7,824	7,787	(10)
		Total Food Products			$15,483	$15,547
Ground Transportation
Beacon Mobility Corp.
Beacon Mobility Corp.	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/31/2025	$7,894	$7,876	$7,831	(10)(15)
HENIFF HOLDCO LLC
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	12/3/2026	7,916	7,885	7,896	(9)
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	12.95%	12/30/2026	8,039	7,830	5,323	(5)(9)
		Total Ground Transportation			$23,591	$21,050

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	3/8/2028	$7,919	$7,735	$7,615	(10)
Medical Guardian, LLC
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	4/26/2028	7,939	7,879	7,879	(10)
Solmetex
Solmetex, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	1/14/2027	7,919	7,833	7,843	(10)
StateServ Acquisition, Inc.
StateServ Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	11/19/2027	7,919	7,796	7,915	(10)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	7,920	7,867	7,920	(10)
		Total Health Care Equipment & Supplies			$39,110	$39,172
Health Care Providers & Services
EmpiRx Health LLC
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	8/5/2027	$7,919	$7,886	$7,919	(10)
EyeSouth
SCP Eye Care Services, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/5/2029	7,919	7,678	7,765	(10)(15)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	11/22/2026	7,919	7,851	7,903	(9)
Kure Pain Holdings, Inc.
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	8/27/2025	7,917	7,916	7,914	(10)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030	1,895	1,868	1,867	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030	—	—	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030	—	(1)	(1)	(15)(18)(19)(20)
					1,867	1,865
MAXOR ACQUISITION INC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	3/1/2029	7,920	7,743	7,840	(10)
Midwest Vision Partners Management, LLC
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	1/12/2027	8,000	7,844	7,814	(9)(15)
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+465, 1.00% Floor	11/29/2027	7,919	7,914	7,919	(10)
Pace Health Companies, LLC
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	8/2/2025	7,917	7,842	7,824	(10)

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Saffron Bidco Ltd
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	9/11/2031	9,530	9,343	9,343	(11)(15) (17)
	First Lien Secured Debt - Term Loan	E+575, 0.75% Floor	9/11/2031	€96	104	105	(13)(15) (17)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.75% Floor	9/11/2031	£—	(3)	(1)	(14)(15)(17)(18)(19)(20)
					9,444	9,447
SBH Buyer, LLC
Salisbury House, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	8/30/2025	8,000	7,910	7,914	(10)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	5/4/2029	7,920	7,849	7,801	(10)
Thomas Scientific, LLC
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	12/14/2027	7,919	7,808	7,779	(9)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/27/2026	5,939	5,825	5,939	(10)
	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	11/27/2026	1,985	1,947	1,985	(10)
					7,772	7,924
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/27/2028	8,000	7,898	7,755	(10)(15)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	6/30/2026	8,055	7,938	7,836	(10)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	12/21/2027	7,920	7,820	7,860	(10)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	3/31/2027	7,918	7,820	7,225	(9)
		Total Health Care Providers & Services			$136,800	$136,303
Health Care Technology
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	10/24/2025	$7,917	$7,917	$7,917	(10)
		Total Health Care Technology			$7,917	$7,917
Hotels, Restaurants & Leisure
American West Restaurant Group Holdings LLC
American West Restaurant Group Holdings LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	2/2/2028	$7,939	$7,689	$7,314	(9)
Cave Enterprises Operations, LLC
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	S+660, 1.50% Floor	8/9/2028	7,940	7,940	7,940	(9)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028	7,940	7,838	7,840	(9)
YTC Enterprises, LLC
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	8/16/2026	7,666	7,553	7,474	(9)
		Total Hotels, Restaurants & Leisure			$31,020	$30,568

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Household Durables
CRS Holdings, Inc.
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/6/2030	$1,859	$1,823	$1,826	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	6/6/2030	—	—	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/6/2030	—	(1)	(1)	(15)(18)(19)(20)
		Total Household Durables			$1,822	$1,824
Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+510, 0.75% Floor	4/3/2028	$7,919	$7,786	$7,775	(10)
		Total Household Products			$7,786	$7,775
IT Services
CM Acquisitions Holdings Inc.
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+490, 1.00% Floor	5/6/2026	$8,117	$8,046	$7,800	(10)
		Total IT Services			$8,046	$7,800
Leisure Products
Dan Dee International Holdings, Inc.
Dan Dee International Holdings, Inc.	First Lien Secured Debt - Term Loan	S+710, 1.00% Floor	2/1/2026	$6,995	$6,960	$6,925	(10)
Lash OpCo, LLC
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+275, 1.00% Floor	3/18/2026	8,293	8,228	8,160	(10)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Delayed Draw	S+640, 1.00% Floor	10/4/2027	5,272	5,048	5,075	(10)
		Total Leisure Products			$20,236	$20,160
Life Sciences Tools & Services
VCR Buyer, Inc.
VCR Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	4/28/2028	$7,918	$7,497	$7,414	(9)
		Total Life Sciences Tools & Services			$7,497	$7,414
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	2/26/2027	$8,000	$7,893	$7,902	(10)
Jonathan Acquisition Company
Jonathan Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/22/2026	7,918	7,838	7,738	(10)

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
MTI Group Acquisition Company
MTI Group Acquisition Company	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	9/25/2025	7,907	7,884	7,888	(4)(10)
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/9/2027	7,919	7,788	7,843	(9)
RailPros Consolidated, Inc.
RailPros Consolidated, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	7/31/2026	7,917	7,907	7,907	(9)
		Total Machinery			$39,310	$39,278
Media
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+810, 1.00% Floor	4/7/2029	$7,920	$7,760	$7,920	(10)
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/2026	7,918	7,765	7,743	(10)
KL Charlie Acquisition Company
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/30/2026	7,918	7,764	7,799	(10)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	8/15/2028	7,915	7,644	7,575	(10)
		Total Media			$30,933	$31,037
Multi-Utilities
GS SEER Group Borrower LLC
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	4/29/2030	$7,920	$7,720	$7,801	(10)
		Total Multi-Utilities			$7,720	$7,801
Pharmaceuticals
AHP Timberwolf Bidco Corp.
AHP Timberwolf Bidco Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/6/2031	$9,900	$9,705	$9,702	(10)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/6/2031	13	11	11	(10)(15)(19)(20)
					9,716	9,713
Orion Buyer, LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/18/2030	8,800	8,628	8,624	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/18/2030	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/18/2030	—	(2)	(2)	(15)(18)(19)(20)
					8,625	8,621

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	7,781	7,634	7,625	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	39	37	36	(10)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(1)	(2)	(15)(18)(19)(20)
					7,670	7,659
Top RX, LLC
Top RX, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	1/3/2025	8,059	8,059	8,036	(9)
TVG Orion Blocker, Inc.
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	99	(6)(15)(21)
	Unsecured Debt - Promissory Note	12.40%	7/11/2030	19	19	19	(15)
					118	118
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	3/9/2027	7,919	7,746	7,701	(10)
		Total Pharmaceuticals			$41,934	$41,848
Professional Services
Career Certified, LLC (The CE Shop Buyer, LLC)
Career Certified, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/18/2026	$7,918	$7,708	$7,784	(10)
		Total Professional Services			$7,708	$7,784
Software
Activ Software Holdings, LLC
Activ Software Holdings, LLC	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	5/4/2027	$7,918	$7,855	$7,859	(10)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	6/24/2027	7,918	7,850	7,849	(10)
		Total Software			$15,705	$15,708
Specialty Retail
Ultra Clean Holdco LLC
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/28/2030	$6,790	$6,675	$6,671	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/1/2030	429	407	391	(10)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/1/2030	—	(1)	(1)	(15)(18)(19)(20)
		Total Specialty Retail			$7,081	$7,061
Technology Hardware, Storage & Peripherals
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	9/30/2027	$7,864	$7,669	$7,703	(10)
		Total Technology Hardware, Storage & Peripherals			$7,669	$7,703

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Transportation Infrastructure
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/9/2029	$3,791	$3,737	$3,753	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/9/2029	27	26	26	(10)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/9/2029	—	(2)	(1)	(15)(18)(19)(20)
					3,761	3,778
PrimeFlight Acquisition, LLC
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2029	7,920	7,708	7,860	(10)
		Total Transportation Infrastructure			$11,469	$11,638
Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt - Term Loan	S+601, 1.00% Floor	8/9/2027	$8,000	$7,866	$7,861	(10)
		Total Wireless Telecommunication Services			$7,866	$7,861
Total Investments					$903,157	$897,678	(2)(7)(16)

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

(1)
Fair value is determined in good faith by the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Canadian Dollar (“C$”), European Euro (“€”). Par amount represents funded commitments. See Note 20 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
Non-income producing security.
(7)
Unless otherwise indicated, all securities are pledged as collateral to our credit facility (the “AP Leaf Secured Credit Facility” as defined in Note 5 to the financial statements). As such, these securities are not available as collateral to our general creditors.
(8)
Unless otherwise indicated, loan contains a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime rate on select contracts and switch to an alternative base rate contract in the future.
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(10)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2024 was 4.59%.
(11)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2024 was 4.25%.
(12)
The interest rate on these loans is subject to 1 month CORRA, which as of September 30, 2024 was 4.25%.
(13)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2024 was 3.11%.
(14)
The interest rate on these loans is subject to SONIA, which as of September 30, 2024 was 4.95%.
(15)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(16)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, all of the company's investments were non-controlled, non-affiliated.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2024, non-qualifying assets represented approximately 5.6% of the total assets of the Company.
(18)
The negative fair value is the result of the commitment being valued below par.
(19)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

(20)
As of September 30, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
AHP Timberwolf Bidco Corp.	$100	$13	$—	$87
American Restoration Holdings, LLC	232	22	—	210
Aspen Aerogels, Inc.	100	43	—	57
Bingo Group Buyer, Inc.	200	3	—	197
Bullcave Limited	100	20	—	80
Club Champion LLC	100	23	—	77
CRS Holdings, Inc.	100	—	7	93
Distinct Holdings Inc	100	—	—	100
GAT-Airline Ground Support Inc	173	—	—	173
Generator Buyer, Inc. *	139	—	—	139
Lotus Topco Inc.	100	—	—	100
NPPI Buyer, LLC	200	—	—	200
Orion Buyer, LLC	200	—	—	200
Pavement Preservation Acquisition, LLC	200	—	—	200
PHOENIX YW BUYER, INC.	50	—	—	50
Protein For Pets Opco, LLC	100	—	—	100
Rarebreed Veterinary Partners, Inc.	186	—	—	186
Regis Corporation	100	17	15	68
Saffron Bidco Ltd *	134	—	—	134
Ultra Clean Holdco LLC	1,764	—	—	1,764
Vixxo Corporation	50	—	—	50
WC ORS Buyer, Inc.	200	14	—	186
WH BorrowerCo, LLC	200	19	—	181
WildBrain Ltd.	100	53	—	47
Total Commitments	4,928	227	22	4,679

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2024 exchange rate.

** For all letters of credit issued and outstanding on September 30, 2024, $21,603 will expire in 2025.

(21)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $129 or 0.0% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
TVG Orion Blocker, Inc.	Common Equity - Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

(22)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2024:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Aerospace & Defense	$7,845	$—	$—	$7,845
Automobile Components	15,679	—	—	15,679
Building Products	25,572	—	—	25,572
Capital Markets	7,804	—	—	7,804
Chemicals	7,853	—	—	7,853
Commercial Services & Supplies	69,201	—	—	69,201
Construction & Engineering	47,949	—	—	47,949
Consumer Staples Distribution & Retail	34,597	—	—	34,597
Distributors	25,276	—	30	25,306
Diversified Consumer Services	40,140	—	—	40,140
Electric Utilities	7,725	—	—	7,725
Electrical Equipment	23,367	—	—	23,367
Electronic Equipment, Instruments & Components	15,635	—	—	15,635
Entertainment	12,639	—	—	12,639
Financial Services	85,142	—	—	85,142
Food Products	15,483	—	—	15,483
Ground Transportation	23,591	—	—	23,591
Health Care Equipment & Supplies	39,110	—	—	39,110
Health Care Providers & Services	136,800	—	—	136,800
Health Care Technology	7,917	—	—	7,917
Hotels, Restaurants & Leisure	31,020	—	—	31,020
Household Durables	1,822	—	—	1,822
Household Products	7,786	—	—	7,786
IT Services	8,046	—	—	8,046
Leisure Products	20,236	—	—	20,236
Life Sciences Tools & Services	7,497	—	—	7,497
Machinery	39,310	—	—	39,310
Media	30,933	—	—	30,933
Multi-Utilities	7,720	—	—	7,720
Pharmaceuticals	41,816	19	99	41,934
Professional Services	7,708	—	—	7,708
Software	15,705	—	—	15,705
Specialty Retail	7,081	—	—	7,081
Technology Hardware, Storage & Peripherals	7,669	—	—	7,669
Transportation Infrastructure	11,469	—	—	11,469
Wireless Telecommunication Services	7,866	—	—	7,866
Total	$903,009	$19	$129	$903,157

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

(23)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2024:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Aerospace & Defense	$7,866	$—	$—	$7,866	2.1%
Automobile Components	15,806	—	—	15,806	4.3%
Building Products	25,556	—	—	25,556	6.9%
Capital Markets	7,864	—	—	7,864	2.1%
Chemicals	7,827	—	—	7,827	2.1%
Commercial Services & Supplies	68,770	—	—	68,770	18.5%
Construction & Engineering	47,561	—	—	47,561	12.8%
Consumer Staples Distribution & Retail	34,568	—	—	34,568	9.3%
Distributors	25,361	—	30	25,391	6.8%
Diversified Consumer Services	40,167	—	—	40,167	10.8%
Electric Utilities	7,365	—	—	7,365	2.0%
Electrical Equipment	23,426	—	—	23,426	6.3%
Electronic Equipment, Instruments & Components	15,683	—	—	15,683	4.2%
Entertainment	12,636	—	—	12,636	3.4%
Financial Services	83,943	—	—	83,943	22.6%
Food Products	15,547	—	—	15,547	4.2%
Ground Transportation	21,050	—	—	21,050	5.7%
Health Care Equipment & Supplies	39,172	—	—	39,172	10.5%
Health Care Providers & Services	136,303	—	—	136,303	36.7%
Health Care Technology	7,917	—	—	7,917	2.1%
Hotels, Restaurants & Leisure	30,568	—	—	30,568	8.2%
Household Durables	1,824	—	—	1,824	0.5%
Household Products	7,775	—	—	7,775	2.1%
IT Services	7,800	—	—	7,800	2.1%
Leisure Products	20,160	—	—	20,160	5.4%
Life Sciences Tools & Services	7,414	—	—	7,414	2.0%
Machinery	39,278	—	—	39,278	10.6%
Media	31,037	—	—	31,037	8.4%
Multi-Utilities	7,801	—	—	7,801	2.1%
Pharmaceuticals	41,730	19	99	41,848	11.3%
Professional Services	7,784	—	—	7,784	2.1%
Software	15,708	—	—	15,708	4.2%
Specialty Retail	7,061	—	—	7,061	1.9%
Technology Hardware, Storage & Peripherals	7,703	—	—	7,703	2.1%
Transportation Infrastructure	11,638	—	—	11,638	3.1%
Wireless Telecommunication Services	7,861	—	—	7,861	2.1%
Total	$897,530	$19	$129	$897,678	241.5%
% of Net Assets	241.5%	0.0%	0.0%	241.5%

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

(In thousands, except share data)

Percentage of Total Investments (at Fair Value) as of September 30, 2024
Industry Classification
Health Care Providers & Services	15.2%
Financial Services	9.4%
Commercial Services & Supplies	7.6%
Construction & Engineering	5.3%
Pharmaceuticals	4.6%
Diversified Consumer Services	4.5%
Machinery	4.4%
Health Care Equipment & Supplies	4.4%
Consumer Staples Distribution & Retail	3.8%
Media	3.5%
Hotels, Restaurants & Leisure	3.4%
Building Products	2.8%
Distributors	2.8%
Electrical Equipment	2.6%
Ground Transportation	2.3%
Leisure Products	2.2%
Automobile Components	1.8%
Software	1.7%
Electronic Equipment, Instruments & Components	1.7%
Food Products	1.7%
Entertainment	1.4%
Transportation Infrastructure	1.3%
Health Care Technology	0.9%
Aerospace & Defense	0.9%
Capital Markets	0.9%
Wireless Telecommunication Services	0.9%
Chemicals	0.9%
Multi-Utilities	0.9%
IT Services	0.9%
Professional Services	0.9%
Household Products	0.9%
Technology Hardware, Storage & Peripherals	0.9%
Life Sciences Tools & Services	0.8%
Electric Utilities	0.8%
Specialty Retail	0.8%
Household Durables	0.2%
100.0%

Geographic Region	September 30, 2024
United States	95%
Canada	2%
United Kingdom	2%
Europe	1%
100.00%

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands. except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (13)	Fair Value (1)(14)
IT Services
CM Acquisitions Holdings Inc. (fka Sisterco
CM Acquisitions Holdings Inc.	First Lien Secured Debt	S+490, 1.00% Floor	5/6/2025	$7,979	$7,830	$7,828	(4)(9)
Naviga Inc. (fka Newscycle Solutions, Inc.)
Naviga Inc.	First Lien Secured Debt	S+710, 1.00% Floor	2/27/2024	7,979	8,052	8,060	(4)(10)
		Total IT Services			$15,882	$15,888

Leisure Products
Dan Dee International Holdings, Inc. (fka P
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

See notes to the consolidated financial statements.

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
Career Certified, LLC (The CE Shop Buyer, L
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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

As of September 30, 2024 and December 31, 2023, the Company's sole consolidated subsidiary was AP Leaf, LLC (“AP Leaf”), a Delaware limited liability company.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of September 30, 2024 and December 31, 2023 were $20,026 and $3,176 respectively.

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

(1)
Independent valuation firms engaged conduct independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
(2)
At least each quarter, the valuation will be reassessed and updated by the Adviser or an independent valuation firm to reflect company specific events and latest market data;
(3)
Preliminary valuation conclusions are then documented and discussed with senior management of our Adviser;
(4)
The Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm; and
(5)
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the three months ended September 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Realized Gains or Losses

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

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, trustee fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently assessing the impact of this guidance.

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

These calculations are for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser has agreed to waive the incentive fee through March 15, 2025 and waive 50% of the incentive fee from March 15, 2025 to March 15, 2026.

For the three and nine months ended September 30, 2024, the Company recognized $961 and $1,875 respectively, of management fees, and $1,574 and $3,386 respectively, of performance-based incentive fees before impact of waived fees. For the three and nine months ended September 30, 2024, $961 and $1,875 respectively, of management fees, were waived and $1,574 and $3,386 respectively, of performance-based incentive fees were waived.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

As of September 30, 2024 and December 31, 2023, there were no amounts payable to the Advisor relating to management fees or incentive fees.

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

For the three and nine months ended September 30, 2024, the Company recognized $– and $553 respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

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

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution or other distribution. distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash distribution or other distribution reinvested in our shares.

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

As of September 30, 2024, the Company’s co-investment holdings were 22.6% of the portfolio or $202,788, measured at fair value. On a cost basis, 22.5% of the portfolio or $202,831 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of September 30, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$903,009	$897,530	$—	$7,888	$889,642
Unsecured Debt	19	19	—	—	19
Common Equity/Interests	129	129	—	—	129
Total Investments at Fair Value	$903,157	$897,678	$—	$7,888	$889,790

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

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Fair Value Measurement and Disclosures

The following table shows changes in the fair value of our Level 3 investments during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of June 30, 2024	$780,885	—	—	$780,885
Net realized gains (losses)	—	—	—	—
Net change in unrealized gains (losses)	(4,196)	—	—	(4,196)
Net amortization on investments	1,155	—	—	1,155
Purchases, including capitalized PIK (2)	129,907	19	129	130,055
Sales (2)	(18,109)	—	—	(18,109)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of September 30, 2024 (3)	$889,642	19	129	$889,790

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$(4,196)	$—	$—	$(4,196)

	Nine Months Ended September 30, 2024
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2023	$777,220			777,220
Net realized gains (losses)	—			—
Net change in unrealized gains (losses)	(5,408)			(5,408)
Net amortization on investments	3,625			3,625
Purchases, including capitalized PIK (2)	172,942	19	129	173,090
Sales (2)	(58,737)			(58,737)
Transfers out of Level 3 (1)	—			—
Transfers into Level 3 (1)	—			—
Fair value as of September 30, 2024 (3)	$889,642	$19	$129	$889,790

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$(5,408)	$—	$—	$(5,408)

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
(3)
Includes unfunded commitments measured at fair value of $(72).

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$764,817	Yield Analysis	Discount Rate	8.4%	22.0%	11.0%
	5,323	Market Comparable Technique	Comparable Multiple	9.5x	9.5x	9.5x
	119,504	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Common Equity/Partnership Interests	147	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Total Level 3 Investments	$889,790

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

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Investment Transactions

For the three and nine months ended September 30, 2024, purchases of investments on a trade date basis were $129,442 and $171,794, respectively. For the three and nine months ended September 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $(18,109) and $(50,836), respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2024, PIK income earned was $709 and $1,197, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
PIK balance at beginning of period	$1,997	$1,280
PIK income capitalized	620	1,337
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$2,617	$2,617

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024, the Company's asset coverage was 167.0%.

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

As of September 30, 2024, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $554,441 with the fair value of $551,168 and deferred financing costs of $5,477. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of September 30, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

As of December 31, 2023, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $500,000 with fair value of $500,000 and deferred financing costs of $5,155.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Average debt outstanding	$510,773	$495,960
Maximum amount of debt outstanding	554,450	554,450

Weighted average annualized interest cost (1)	7.93%	7.95%
Annualized amortized debt issuance cost	0.25%	0.23%
Total annualized interest cost	8.18%	8.18%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. No commitment fees accrued for the three and nine months ended September 30, 2024.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of September 30, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,441	$(69)	10/10/2024
Total			$4,372	$4,441	$(69)

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

As of September 30, 2024 and December 31, 2023, the Company had the following Capital Commitments, pursuant to Subscription Agreements, and contributions from its stockholders:

	September 30, 2024			December 31, 2023
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$450,000	$353,587	$79%	$433,333	$293,587	$68%

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following table summarizes the Common Shares of the Company issued for the three months ended September 30, 2024 and period between Conversion Date to September 30, 2024:

	Three Months Ended		For Period between March 15
	September 30, 2024		and September 30, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	—	$—	2,312,138	$60,000
Distributions reinvested	17,218	450	17,218	450
Total net increase (decrease)	17,218	$450	2,329,356	$60,450

The following table presents distributions that were declared during the nine months ended September 30, 2024:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
September 19, 2024	September 19, 2024	September 20, 2024	$1.0983	$15,879
			$1.0983	$15,879

* Totals may not foot due to rounding.

Note 7. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10:

	Three Months Ended September 30,	For Period between March 15, 2024 (1) and September 30,
	2024	2024
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$9,274	$23,426
Weighted average shares outstanding	14,459,794	13,406,659
Basic earnings (loss) per share	$0.64	$1.75

(1) Prior to the Conversion Date, the Company had no shares outstanding. EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and September 30, 2024.

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2024, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2024	December 31, 2023
Unfunded revolver obligations and bridge loan commitments (1)	$1,725	$—
Standby letters of credit issued and outstanding (2)	22
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	2,955	—
Total Unfunded Commitments	$4,701	$—

(1) The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2024, no bridge loan commitments were outstanding.

(2) For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of the letters of credit issued and outstanding are recorded as a liability on the Company’s Consolidated Statements of Assets and Liabilities as such letters of credit are considered in the valuation of the investments in the portfolio company.

(3) The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.

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

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of September 30, 2024, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period between the Conversion Date and September 30, 2024.

For Period between March 15 and September 30, 2024

(Unaudited)
Per Share Data*
Net asset value at Conversion Date (1)	$25.00
Net investment income (2)	2.16
Net realized and change in unrealized gains (losses) (2)	(0.42)
Net increase in net assets resulting from operations	1.75
Distribution of net investment income (2)(3)	(1.10)
Net asset value at end of period	$25.67

Total return (4)	13.39%
Shares outstanding at end of period (2)	14,474,953
Weighted average shares outstanding (2)	13,406,659

Ratio/Supplemental Data
Net assets at end of period (in millions)	$371.6
Annualized ratio of operating expenses to average net assets (5)(6)	2.68%
Annualized ratio of interest and other debt expenses to average net assets (6)	12.32%
Annualized ratio of total expenses to average net assets (5)(6)	15.00%
Annualized ratio of net investment income to average net assets (6)	15.07%
Average debt outstanding (in millions)	$510.8
Average debt per share	$38.10
Annualized portfolio turnover rate (6)	9.74%
Asset coverage per unit (7)	$1,670

* Totals may not foot due to rounding.

(1)
Represents net asset value per share on the Conversion Date.
(2)
Prior to the Conversion Date, the Company had no shares outstanding. Amount has been derived based on the activity and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and September 30, 2024.
(3)
The tax character of distributions will be determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distributions paid to shareholders may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(4)
Total return is based on the change in net asset value per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s distribution reinvestment plan. Total return does not reflect sales load. Total Return is not annualized.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(5)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the nine months ended September 30, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.77% and 17.09%, respectively, without the fee waivers.
(6)
Annualized for the nine months ended September 30, 2024. Organizational costs, servicing expense, and other non-reoccurring expenses are not annualized. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to use expense support, and other unpredictable variables.
(7)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2024, the Company's asset coverage was 167.0%.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Distribution Declarations

On November 12, 2024, the Company’s Board declared a base distribution of $0.8662 per share, payable on December 12, 2024 to stockholders of record as of November 13, 2024. There can be no assurances that the Board will continue to declare a base distribution of $0.8662 per share.

Approval of Amended and Restated Distribution Reinvestment Plan

On November 6, 2024, the Board adopted the amended and restated distribution reinvestment plan of the Company (the “Amended and Restated Plan”). The Amended and Restated Plan amends the Company's previously effective distribution reinvestment plan to clarify which net asset value should be used when issuing shares under the Amended and Restated Plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Middle Market Apollo Institutional Private Lending:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Middle Market Apollo Institutional Private Lending and subsidiary (the “Company”) as of September 30, 2024, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2024, the consolidated statement of cash flows for the nine-month period ended September 30, 2024 and the financial highlights for the period March 15, 2024 to September 30, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, and the related consolidated statement of operations, change in net assets, and cash flows for the period from December 15, 2023 (commencement of operations) through December 31, 2023 (not presented herein); and in our report dated March 14, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

November 13, 2024

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

Overview

Middle Market Apollo Institutional Private Lending (the “Company,” “MMAIPL,” “we,” “us,” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we will elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in Capital Commitments, the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 Common Shares at the Conversion Date. Since Conversion Date, and through September 30, 2024, we have raised approximately $60,000 in net proceeds from additional offerings of Common Shares.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2024 was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)*	2024	2024
Investments made in portfolio companies	$129.4	$171.8
Investments sold	—	(8.1)
Net activity before repaid investments	129.4	163.7
Investments repaid	(18.1)	(50.8)
Net investment activity	$111.3	$112.9

Portfolio companies, at beginning of period	104	100
Number of investments in new portfolio companies	18	26
Number of exited companies	(3)	(7)
Portfolio companies at end of period	119	119

Number of investments in existing portfolio companies	1	1

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	100%		100%
Total secured debt	100%		100%
Unsecured debt	0%		—%
Common equity/interests and warrants	0%		—%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.3%		12.1%
Secured debt portfolio (2)	11.3%		12.1%
Unsecured debt portfolio (2)	12.4%		—%
Total debt portfolio (2)	11.3%		12.1%
Total portfolio (3)	11.1%		12.1%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$	— million
Floating rate amount	$886.2 million		$785.2 million
Fixed rate, as percentage of total	0%		—%
Floating rate, as percentage of total	100%		100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.0 million	$	— million
Floating rate amount	$887.8 million		$785.3 million
Fixed rate, as percentage of total	0%		—%
Floating rate, as percentage of total	100%		100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operation and through September 30, 2024, invested capital totaled $957.0 million in 126 portfolio companies.

Recent Developments

See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events” for a summary of recent developments.

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

As of September 30, 2024, $889.8 million or 99.1% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)*	2024	2024
Investment Income
Interest income	$25.0	$72.3
Dividend income	—	—
PIK interest income	0.7	1.2
Other income	0.3	0.9
Total investment income	$26.1	$74.4
Expenses
Management and performance-based incentive fees, net of amounts waived	$—	$—
Service fees	—	0.6
Interest and other debt expenses, net of reimbursements	10.9	31.2
Administrative services expense, net of reimbursements	0.4	1.0
Legal and other general and administrative expenses	1.1	3.8
Net Expenses	$12.5	$36.3
Net Investment Income	$13.6	$38.1
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$—	$—
Net change in unrealized gains (losses)	(0.0)	(0.0)
Net Realized and Change in Unrealized Gains (Losses)	$(0.0)	$(0.0)
Net Increase in Net Assets Resulting from Operations	$13.5	$38.1

Net Investment Income on Per Average Share Basis (1)(2)	$0.94	$2.84
Earnings per share — basic (1)(2)	$0.64	$1.75

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

(2) Prior to the Conversion Date, the Company had no shares outstanding. Net Investment Income on Per Average Share Basis and EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and September 30, 2024.

Total Investment Income

For the three months and nine months ended September 30, 2024, total investment income were $26.1 million and $74.4 million, respectively, driven by our initial deployment of capital. The size of our investment portfolio at fair value was $897.7 million as of September 30, 2024. The weighted average yields on the debt and income producing portfolio at fair value were 11.1% and 11.9% for three months ended September 30, 2024 and nine months ended September 30, 2024, respectively.

Net Expenses

For the three months and nine months ended September 30, 2024, net expenses were $12.5 million and $36.3 million, respectively, primarily attributable to interest and other debt expenses. Interest and other debt expenses was driven by $510.8 million of average borrowings at a total annualized cost of debt of 8.18% for three months ended September 30, 2024 and $496.0 million of average borrowings at a total annualized cost of debt of 8.18% for nine months ended September 30, 2024.

Management and performance based incentive fees incurred were $1.0 million and $1.6 million, respectively for three months ended September 30, 2024. Management and performance-based incentive fees incurred were $1.9 million and $3.4 million, respectively for nine months ended September 30, 2024. The Advisor has agreed to waive management fees and performance-based incentive fees till March 15, 2025, which resulted in waivers of $1.0 million and $1.6 million, respectively, for three months ended September 30, 2024. The management fees and performance-based incentive fees waiver were $1.9 million and $3.4 million, respectively for nine months ended September 30, 2024.

Net Change in Unrealized Gains (Losses)

During the three months ended September 30, 2024, we recognized gross unrealized gains of $0.6 million and gross unrealized losses of $4.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $4.2 million which was primarily driven by financial underperformance of SEKO Global Logistics Network LLC. Significant changes in unrealized gains (losses) for the three months ended September 30, 2024 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
SEKO Global Logistics Network, LLC	$(1.3)

During the nine months ended September 30, 2024, we recognized gross unrealized gains of $2.4 million and gross unrealized losses of $7.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $5.5 million. Net change in unrealized gains (losses) for the three months and nine ended September 30, 2024 was primarily driven by the financial underperformance of SEKO Global Logistics Network, LLC, FEV Acquisition Corporation. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2024 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
SEKO Global Logistics Network, LLC	$(2.5)
FEV Acquisition Corporation	(1.3)

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

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (see Note 2 to the consolidated financial statements). At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. The Company may also utilize other balance sheet transactions, including calling capital commitments, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2024:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$554.4	$—	$—	$554.4	$—
Total Debt Obligations	$554.4	$—	$—	$554.4	$—

(1)
As of September 30, 2024, aggregate lender commitments under the Senior Secured Facility totaled $650 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2024 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2024. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

We maintain an “opt out” distribution reinvestment plan for our shareholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.

PIK Income

For the three and nine months ended September 30, 2024, PIK income totaled $0.7 million and $1.2 million on total investment income of $26.1 million and $74.4 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the three and nine months ended September 30, 2024 for more information relating to our investment valuation.

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

As of September 30, 2024, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$5.2 million	$0.359
Up 100 basis points	3.5 million	0.240
Up 50 basis points	1.7 million	0.120
Down 50 basis points	(1.7) million	(0.119)
Down 100 basis points	(3.4) million	(0.235)
Down 150 basis points	(5.1) million	(0.351)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Approval of Amended and Restated Distribution Reinvestment Plan

On November 6, 2024, the Board adopted the amended and restated distribution reinvestment plan of the Company (the “Amended and Restated Plan”). The Amended and Restated Plan amends the Company's previously effective distribution reinvestment plan to clarify which net asset value should be used when issuing shares under the Amended and Restated Plan.

Item 6. Exhibits

3.1	Fourth Amended and Restated Agreement and Declaration of Trust (1)
3.2	Bylaws (2)
4.1	Form of Subscription Agreement (3)
10.1	Amended and Restated Distribution Reinvestment Plan*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

(1)
Incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on May 13, 2024.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.
(3)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2024.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

By:	/s/ Tanner Powell
Name:	Tanner Powell
Title:	Chief Executive Officer

By:	/s/ Gregory W. Hunt
Name:	Gregory W. Hunt
Title:	Chief Financial Officer