Form 10-K
period 2024-12-31
Middle Market Apollo Institutional Private Lending
filed 2025-03-17
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission File Number: 814-01710

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 14, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the registrant’s common shares, $0.001 par value per share, outstanding as of March 14, 2025, was 15,938,451.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section titled “Item 1A. Risk Factors” in this report.

Risks Related to the Current Environment

•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.
•
We are exposed to risks associated with changes in interest rates.
•
Inflation and global supply chain risks have had and may continue to have an adverse impact on our business, results of operations and financial condition of our portfolio companies.
•
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.
•
The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Structure

•
We are a relatively new company and have a limited operating history.
•
Our Board of Trustees (“Board”) may in certain circumstances change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval.
•
We may face increasing competition for investment opportunities, have difficulty sourcing investment opportunities and experience fluctuations in our quarterly results.
•
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•
Although we have commenced a share repurchase program, we have discretion to repurchase shares at a disadvantageous time to our shareholders, not repurchase such shares or to suspend any share repurchase program.
•
General economic conditions could adversely affect the performance of our investments.

Risks Related to Our Investments

•
Our investments in portfolio companies are risky, and we could lose all or part of our investment.
•
Investing primarily in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•
Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•
Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

•
Apollo Credit Management, LLC (the "Adviser") and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Risks Related to Business Development Companies

•
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
•
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.

Risks Related to Debt Financing

•
When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•
Provisions in a credit facility may limit our investment discretion

Federal Income Tax Risks

•
We will be subject to corporate-level income tax if we are unable to maintain regulated investment company ("RIC") tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or satisfy RIC distribution requirements.
•
Our portfolio investments may present special tax issues.
•
Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares

•
Investing in our shares involves a high degree of risk and is highly speculative.
•
The NAV of our shares may fluctuate significantly.
•
Shareholders may experience dilution.

PART I

Item 1. Business

Middle Market Apollo Institutional Private Lending (the “Company,” “MMAIPL,” “we,” “us,” or “our”), a Delaware statutory trust formed on November 6, 2023, commenced its operations on December 15, 2023 (the “Commencement Date”). The Company is a closed-end, externally managed, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). Prior to the Company's election to be regulated as a BDC, the Company was operated as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. The Company elected to be treated for federal income tax purposes and intends to qualify thereafter, as a RIC beginning on the Conversion Date as defined under Subchapter M of the Code. Prior to the Conversion date, MMAIPL was taxed as a partnership for U.S. federal income tax purposes.

This Annual Report on Form 10-K covers the twelve-month period from January 1, 2024, to December 31, 2024, and the period from the Commencement Date to December 31, 2023 (the "Period Ended December 31, 2023") (together, the “Annual Report”). Prior to this Annual Report, we filed Form 10 for the Period Ended December 31, 2023. Unless otherwise noted, all references to “fiscal year” in this Annual Report refers to the twelve-month fiscal year ended on December 31.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by private U.S. borrowers. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (i.e., net assets plus borrowings for investment purposes) in debt instruments of varying maturities issued by middle market companies (as defined below). Our 80% policy with respect to investments is not fundamental and may be changed by our Board without shareholder approval. Shareholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before we make any changes to this policy. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds of Apollo Global Management, Inc. and its consolidated subsidiaries ("Apollo" or "AGM"). From time to time, we may co-invest with other Apollo funds.

For at least 80% of our portfolio, we intend to target loans to middle market companies, which we generally define as companies with less than $75 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”), as may be adjusted for market disruptions, mergers and acquisitions-related charges and cost and/or revenue synergies (i.e., the reduction in operating costs or increase in revenue that results from a merger or acquisition), and other items such as asset impairments and restructuring. We expect the remaining 20% of our portfolio will consist of other private credit investments, primarily to corporate borrowers, including larger private U.S. and European borrowers, which with respect to U.S. borrowers we define as companies that generally generate on an annual basis at least $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and cost and/or revenue synergies, and other items such as asset impairments and restructuring, as well as other structured financing solutions such as syndicated loans and collateralized debt obligations. However, we do not expect to invest a substantial portion of our portfolio in structured financing solutions. To a lesser extent and generally in connection with our main investment strategy, we may invest in other types of securities as well, including second lien senior secured, unsecured, subordinated, and mezzanine loans, preferred stock, equities and warrants in both private and public middle market companies.

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans, unitranche loans and senior secured bonds in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. These securities, which are often referred to as “junk” or “high yield,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid. In addition, we may invest in collateralized loan obligations (“CLOs”) and will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs.

We intend to qualify as a “limited derivatives user” under Rule 18f-4 under the 1940 Act, which will require the Company to limit its derivatives exposure to 10% of its net assets at any time, excluding certain currency and interest rate hedging transactions. We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance that any hedging strategy we employ will be successful.

We use and continue to expect to use leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We use and continue to expect to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

Our investment strategy is expected to capitalize on Apollo’s scale and reputation in the market as an attractive financing partner to acquire our target investments at attractive pricing. We also expect to benefit from Apollo’s reputation and ability to transact in scale with speed and certainty and its long-standing and extensive relationships with private equity firms that require financing for their transactions.

We conduct private offerings of our Common Shares to investors in reliance on exemptions from the registration requirements of the Securities Act.

The Adviser and the Administrator

The Company’s investment activities are managed by Apollo Credit Management, LLC, an investment adviser registered with the SEC under the Advisers Act. Pursuant to the advisory agreement between us and the Adviser (the "Advisory Agreement"), the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

Apollo Credit Management, LLC, as our Administrator (the "Administrator"), pursuant to the administration agreement between us and the Administrator (the "Administration Agreement"), provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Adviser is an affiliate of Apollo and is led by substantially the same investment personnel as Apollo. As such, our Adviser has access to the broader resources of Apollo, subject to Apollo’s policies and procedures regarding the management of conflicts of interest.

Founded in 1990, Apollo is a high-growth, global alternative asset manager and retirement services provider. Its asset management businesses focuses on three investing strategies: credit, equity and real assets. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conduct by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs. As of December 31, 2024, Apollo had total assets under management (“AUM”) of $751 billion and a team of 3,125 employees, including 1,983 employees of Athene.

Apollo manages the leading alternative credit business with $616 billion in credit AUM and more than 519 investment professionals across an array of corporate, asset-backed and insurance-related investment strategies. The Company benefits from its affiliation with Apollo as a scaled direct lending platform with over $251 billion of dedicated direct lending AUM. Apollo’s corporate credit business dates back over twenty years, with a heritage as one of the largest managers of syndicated loans. Over the course of decades, Apollo has built incumbency with thousands of the leveraged loan issuers, many of which are backed by the largest blue-chip private equity sponsors. Today, Apollo has established over 4,000 lending relationships. Incumbency and scale enable Apollo to source and deliver attractive lending opportunities for its investor clients. In 2024, Apollo and its affiliates originated $51 billion in direct lending transactions.

Apollo’s investment philosophy is centered on the ethos that “purchase price matters,” allocating capital to the best risk-reward investment opportunities throughout market and economic cycles. Apollo’s focus on alternative asset investing seeks to deliver excess return per unit of risk at all points across the investment spectrum. Investors in the Company’s shares also benefit from significant alignment of interest with Apollo since, through Athene, Apollo is often among the largest investors in its own funds, including direct lending funds which co-invest alongside the Company.

Our objective is to bring Apollo’s leading credit investment platform to the private BDC industry. To achieve this, the Company will be led by a team of experienced investment professionals within the Apollo credit platform who have deep industry knowledge and extensive experience in deal structuring, debt advisory and capital markets services.

Market Opportunity

Apollo believes there is an ongoing structural shift to private financing alternatives for borrowers of all sizes, including large private U.S. corporations. This trend is being driven by ongoing shifts in public credit market structure that have given rise to periods of uncertainty, as well as changes in the banking industry driven by continued tightening of regulation.

Due to ongoing evolution in banks’ regulatory environment and increasing capital requirements, bank lending to many non-investment grade borrowers has moved toward an originate to distribute model, where banks often seek to retain minimal amounts of the loans on their own balance sheet. The buyer base for syndicated loans is primarily comprised of loan mutual funds and CLOs. Loan mutual funds are open-ended investment structures and therefore subject to outflows which can limit their reliability as a source of capital to borrowers. Similarly, formation patterns for CLOs are uncertain with finite reinvestment periods and various other structural limitations on the types of borrowers they will typically target. The result is that available capital in public credit markets may not always be reliable. In contrast, direct lending platforms such as Apollo are able to lead transactions and deliver financing solutions at all points through the cycle, regardless of market environment. For borrowers, negotiating with a single or only a small handful of lenders on a bilateral basis allows for more efficient execution and increased confidentiality versus a syndicated approach. Direct lenders are also able to tailor their financing solutions for borrowers’ specific circumstances or to address their specific needs, such as through the provision of revolving credit lines and delayed draw term loans, as unfunded commitments are often difficult for mutual funds and CLOs to hold.

While cyclical dynamics have accelerated growth in the opportunity, we believe the trend toward private lending solutions is a long-term trend, particularly among larger private corporate borrowers. Scaled direct lenders who are able to originate with speed and speak for size are able to act as solution providers to borrowers by addressing the challenges that have come to be associated with accessing the traditional avenues of public markets or bank lending. As the private debt market has grown in size and sophistication, firms such as Apollo have been able to bring these benefits to larger borrowers who traditionally would have had limited options away from syndicated bank loan markets. In exchange for providing these benefits, direct lending solutions are often able to command a yield premium over other sources of capital while taking top-of-the-capital structure, senior secured risk with significant subordination. Given its long-tenure as an institution, its expertise in credit investing broadly and incumbency with hundreds of sponsors or thousands of issuers, we believe that Apollo is well positioned to capitalize on this opportunity.

Significant Addressable Market Size. The global leveraged finance market is over $5 trillion in size as of late 2024. Private credit has become an increasingly significant part with estimates of its size generally in excess of $1.5 trillion. Historically there was a hard distinction between private and public credit markets, with the former largely synonymous with middle market lending. More recently, there has been a shift, with private lending becoming an increasingly favorable option versus public markets. Going forward, we believe the next phase of growth in private credit could be even more significant given the ongoing “privatization” of activities historically centered in the public markets. We believe this emerging private lending opportunity will be primarily associated with lending to larger private corporate borrowers who will increasingly rely on scaled direct lending platforms that are able to transact at the scale required to meet their needs. At its current size, the Company represents less than 1% of the aggregate global levered finance market, implying significant room for further expansion.

Durable Middle Market Lending Opportunity. Apollo believes there is a dearth of available financing solutions for middle market firms outside of bank lending, despite a growing demand for financing solutions. The U.S. middle market is a core component of U.S. economic activity covering an estimated 300,000 midsized businesses with aggregate annual revenues of $13 trillion. These businesses represented around one-third of private sector employment despite only representing 5% of the total number of private employers. Access to capital can often represent a challenge for these firms. In a recent JP Morgan Chase survey, 34% of midsized businesses reported that the amount of investment capital available to them was insufficient for their needs (J.P.Morgan, The Middle Matters: Exploring the Diverse Middle Market Business Landscape, page 11. See https://www.jpmorgan.com/content/dam/jpmorgan/documents/cb/insights/banking/commercial-banking/next-street-the-middle-matters-report.pdf). As banks have continued to pull back from a variety of forms of lending, these middle market firms have been negatively impacted, such as when the Federal Reserve’s Senior Loan Officer Survey showed tightening standards for commercial and industrial lending over the course of 2024. This pullback in lending occurs in spite of these firms’ ongoing underlying growth that is compounding their need for growth capital. Non-bank direct lenders such as Apollo have become an increasingly critical component of providing capital to the middle market. Apollo believes these dynamics will enable the Company to secure favorable pricing and more rigorous structural protections, thereby driving value for the benefit of the Company. Apollo believes that this opportunity is only accessible to scaled alternative asset managers with significant relationships and cycle-tested investing expertise and that the Company is therefore well-positioned to capitalize on the growing opportunity set.

Proprietary Sourcing Engine Drives Direct Origination. Across its global platform, Apollo has found that deal flow is often driven by relationships, and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. Apollo’s corporate credit business maintains coverage of over 3,000 companies worldwide. As a result, members of the corporate credit team are in frequent dialogue with management teams and intermediaries, enabling visibility into a given company’s financing needs as well as opportunities to organically grow existing lending relationships. The size and scale of our liquid credit businesses have become increasingly important given the trend from public to private lending, particularly among larger corporate borrowers. Apollo believes that its ability to leverage its incumbency to source deals directly with large corporate borrowers creates a meaningful barrier to entry. We further augment these efforts with a dedicated sponsor coverage effort, that includes approximately three dozen professionals focused on origination and sourcing direct lending transactions. As of September 30, 2024, Apollo funds loaned approximately $70 billion to portfolio companies of Apollo’s top 58 sponsors. Importantly, Apollo’s credit business is one of the largest lending counterparties to Wall Street, with trading volume across credit products well in excess of $100 billion from 2021 to 2024. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which Apollo believes will put the Company in a position to access challenged syndications at attractive terms during periods of volatility. Through these various touchpoints, Apollo has established a combination of robust networks and proprietary relationships that it believes will enable the Company to source highly attractive opportunities, often on a proprietary basis.

Apollo’s Status as a Preferred Lending Counterparty. Apollo has developed a reputation as an attractive lending partner due to its scale and ability to design creative capital solutions across capital structures, particularly in complex situations. The Company will have the opportunity to participate alongside other Apollo funds and accounts when it underwrites and commits to large transactions, streamlining the execution process for borrowers and enabling them to only interface with a single counterparty, due to the breadth and scale of Apollo’s capital base, which for this purpose includes numerous long-standing co-investment relationships and syndication capabilities with credit market investors. Being the sole or primary lender in size also facilitates alignment and a partnership mentality that is differentiated from traditional lending relationships. Additionally, Apollo’s underwriting and structuring ability coupled with company and sector-specific insights across the Apollo platform is expected to enable Apollo to embrace complexity and provide bespoke capital solutions tailored to borrowers’ unique financing needs, including greater certainty of funding at specified terms or within compressed timetables. Apollo believes that the Company augments Apollo’s ability to leverage its reputation as a preferred lending partner to selectively source proprietary opportunities in middle market corporate direct lending.

Based on its experience in the middle market direct lending market, it believes that the Company has an advantage in its ability to provide capital in scale with greater certainty of closing as well as to deliver strategic partner-like benefits.

Strong Alignment with Apollo Balance Sheet Capital. Since its merger with Athene, Apollo is often among the largest investors in its own funds, including through direct lending funds which co-invest alongside its funds. As a result, the Company and Apollo will generally be aligned with similar exposure to underlying direct lending investments. Apollo balance sheet capital refers to the insurance company balance sheet of its retirement services business, Athene, as well as commitments directly from Apollo.

Strong Apollo Sponsorship and Integrated Business Model. Apollo operates its global franchise as an integrated investment platform, leveraging the same monitoring and risk management capabilities across Apollo’s credit business. In the process of screening, executing and monitoring investments across businesses, Apollo has developed valuable relationships with well-regarded sponsors, leading management teams, consultants and other intermediaries, which further drives high-quality deals and thoughtful insights during the investment process. Apollo believes the Company will benefit from the wealth of knowledge, experience and capabilities across asset classes, industries and geographies at Apollo, which will widen the Company's lens and enable the Company to more successfully source, diligence and manage opportunities across market cycles.

Significant Managerial Assistance

As a BDC, we will offer, and must make available upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Our Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by our Adviser in accordance with our Advisory Agreement.

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s declaration of trust and applicable provisions of state and other laws. The Adviser keeps the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.

Investment Selection

The Company employs a sophisticated and disciplined approach with respect to sourcing, evaluating and executing prospective investments, which is consistent with how Apollo manages its funds’ investments across the firm. Our process is defined by an emphasis on meaningful downside protection and the preservation of capital, which we will seek to achieve through extensive private equity-style due diligence, asset-level and market environment analysis, a systematic approach to identifying risk and structuring and a hands-on approach to driving value and managing investments throughout the ownership period. In this process, the Company will leverage the collective knowledge and resources of Apollo’s credit investment professionals as well as the broader integrated platform of Apollo.

With an extensive team of experienced investment professionals, including seasoned portfolio managers, industry teams comprised of specialists within their respective sectors, product analysts with particular experience in private lending and workouts and investment professionals solely focused on sourcing and maintaining relationships within the capital markets community, Apollo has a combination of robust networks and strategic relationships that we believe will enable the Company to source highly attractive opportunities, often on a proprietary basis.

Credit Selection and Enhanced Due Diligence. Consistent with Apollo’s value-orientation, the Company intends to take a conservative investment approach, employing a rigorous, bottom-up, private equity-style approach to underwriting prospective investment opportunities. Our approach to credit selection tends to emphasize investments in mature companies in defensive sectors which typically exhibit a lower degree of cyclicality than the broader economy. This focus includes backing experience managed teams and business models that have established a strong position within their respective markets. We seek to leverage insights from across the breadth of Apollo’s investing activities to drive better outcomes, drawing on the expertise and extensive network of relationships that our investment professionals have established in their respective industries. We seek to pursue investments in companies with strong market share, sufficient pricing power, commitment to de-leveraging, strong management teams and sufficient equity support from sponsors and management. Our analysis includes gathering relevant information regarding the company, its customers, suppliers and competitors, using a combination of legal, regulatory, accounting and industry reports, alongside the many resources of Apollo’s platform. Given the direct, bilateral nature of the relationship between lender and borrower, firms specializing in private credit such as Apollo are able to benefit from a comprehensive relationship with their portfolio companies that enables extensive due diligence and enhanced ongoing monitoring.

Emphasis on Downside Protection. The Company is focused on pursuing a senior secured investing strategy comprised primarily of first lien loans to corporate borrowers. These loans typically detach at a 40-50% loan-to-value against the borrower’s enterprise value. This approach is designed to maximize recovery of principal in the event of underperformance.

Robust Structural Protections. Apollo has significant structuring experience and believes the Company will be able to leverage the Apollo Credit platform’s incumbency and status as a preferred lending partner to bilaterally negotiate highly structured, senior secured loans that are tailored to address the unique risks of a given corporate borrower. In contrast with syndicated loan markets, private credit has the potential to produce better outcomes for lenders by allowing them to retain structural protections within the lending agreements with their borrowers. Direct lenders typically retain control of their credit documentation which is intended to limit their borrowers’ ability to incur additional indebtedness or to allow for value leakage ahead of senior debt. The Company intends to invest primarily in senior term loans that, coupled with robust covenant packages restricting incremental debt incurrence and restricting payments, are intended to provide downside protection in the form of a priority, undiluted claim on underlying collateral. Apollo believes that due to Apollo’s experience with its managed funds investing across the capital structure, the Company will be able to consider investment structures that are different, and oftentimes more complex, than other investors. Our disciplined approach to transaction structuring is intended to mitigate risk in the event of adverse outcomes.

Portfolio Construction. We also seek to minimize the risk of loss through portfolio construction. Our approach seeks to avoid outsized industry concentration, particularly to more cyclical industries. We also seek to avoid outsized exposure to any individual borrower. We believe that a more granular portfolio helps to mitigate the risk of loss.

High Degree of Selectivity. Apollo believes that credit selectivity in every market environment is a critical driver of performance. In recent years, Apollo has closed on just 5-10% of direct lending opportunities that it evaluated. By virtue of our value-driven investment approach emphasizing downside protection, Apollo’s corporate credit business has experienced a 0.1% annual average default rate, as compared to a 2.4% annual average default rate within the broader leveraged loan market. Even in an event of default, Apollo’s corporate credit business has seen substantially higher recovery rates as compared to the broader market, experiencing a 66% recovery rate as compared to 59% for the broader leveraged loan market. Given the size of the market opportunity in large corporate direct lending, Apollo believes that the Company is well-positioned to exercise quality credit selection in any market environment.

Institutionalized Monitoring and Risk Management Capabilities. Across its platform, Apollo employs a disciplined and rigorous approach to ongoing monitoring. Because Apollo is expected to be the sole or largest lender to a borrower, the Company expects to benefit from having driven the diligence process and structuring of covenants and loan documents. Direct lenders generally benefit from increased transparency, communication and coordination with borrowers. Apollo will seek to maintain active dialogue with the management team and/or sponsor throughout the life of the investment, reviewing financial information and other data in depth. Should such a deteriorating situation arise, the investment would be put on a watchlist and would undergo enhanced monitoring and an independent review. If the situation were to progress to a full workout, Apollo has an in-house distressed credit team that can assist in seeking to stabilize the situation. The Company will manage the risks associated with Company investments through portfolio construction, continued monitoring and evaluation. The Firm has devoted significant resources in the development of a sophisticated, integrated infrastructure designed to support the investment and risk management process. This includes proprietary systems for the monitoring, accounting and compliance aspects of the Firm’s portfolios, along with trading, clearing and settlement of assets.

Allocation of Investment Opportunities

General

Apollo, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Apollo may establish.

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this Annual Report on Form 10-K (the “Annual Report”), certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

An affiliate of the Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) on January 14, 2025 (the “Order”), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Apollo-managed BDCs, including us (the “Apollo BDCs”), certain Apollo-managed registered investment companies (the "Apollo RICs" and, together with the Apollo BDCs, the "Apollo Regulated Funds") and other public or private Apollo funds that target similar assets. If an investment falls within the Board Criteria, Apollo must offer an opportunity for the Apollo Regulated Funds to participate. The Apollo Regulated Funds may determine to participate or not to participate, depending on whether Apollo determines that the investment is appropriate for the Apollo Regulated Funds (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, commercial and investment banks, commercial financing companies, other BDCs or hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC.

We also expect to use the industry information of AGM’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of our Adviser and those of our affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we expect to face, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or this offering. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)
Securities of any Eligible Portfolio Company controlled by the Company.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are Qualifying Assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities. The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Common Shares if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On March 15, 2024, our initial shareholders approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or Common Shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio including entry (directly or indirectly) into one or more credit facilities, including asset-based loan facilities or subscription facilities, and/or enter into other financing arrangements to facilitate investments, the timely payment of expenses and other purposes. The Company cannot assure investors that it will be able to enter into credit facilities. Investors will indirectly bear the costs associated with the establishment of a credit facility and with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Company to pledge assets and may ask the Company to comply with positive or negative covenants that could have an effect on Company operations. The Company may pledge and may grant a security interest in all of its assets under the terms of any debt instruments that it enters into with lenders. In addition, from time to time, the Company's losses on investments may result in the liquidation of other investments held by the Company.

Compliance Policies and Procedures. We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Proxy Voting Policies and Procedures. We will delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote all proxies based upon the guiding principle of seeking the maximization of the ultimate long-term economic value of our shareholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by our Chief Compliance Officer in accordance with these policies and procedures, which will include consideration of whether the Adviser or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of our Chief Compliance Officer or the relevant investment professional(s), the costs associated with voting such proxy outweigh the benefits to our shareholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant shareholder(s).

Proxy Policies. The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The portfolio managers and the members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the portfolio managers to disclose any personal conflicts of interest they may have with respect to overseeing a Company’s investment in a particular company.

Proxy Voting Records. You may obtain information, without charge, regarding how we vote proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Ryan Del Giudice, 9 West 57th Street, New York, New York 10019.

Reporting Obligations. We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We file a Form 10 Registration Statement with the SEC voluntarily and establish the Company as a reporting company under the Exchange Act. Upon the effectiveness of the Form 10 Registration Statement, we will be required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may access the Company’s public filings at www.sec.gov or obtain information by calling the SEC at (202) 551-8090.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our private offerings of our shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

Investment Advisory Agreement

The Adviser provides management services to us pursuant to the Advisory Agreement with our Adviser. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•
determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•
monitoring our investments;
•
performing due diligence on prospective portfolio companies;
•
exercising voting rights in respect of portfolio securities and other investments for us;
•
serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•
negotiating, obtaining and managing financing facilities and other forms of leverage; and
•
providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Compensation of Adviser

We will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Fee Waiver

The Adviser agreed to waive its Management Fee and its Incentive Fee for the first 12-month period following the date of the Advisory Agreement. The Adviser also agreed to waive 50% of its Management Fee and its Incentive Fee for the second 12-month period following the date of the Advisory Agreement. The fee waiver will terminate 24 months following the date of the Advisory Agreement and any waived fees are not subject to recapture.

Base Management Fee

The Management Fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.00% of the Company's net assets as of the beginning of the first business day of the applicable month.

For these purposes, “net assets” means the Company's total assets less liabilities determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). For the first calendar quarter in which the Company has operations, net assets will be measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

(i) Incentive Fee on Pre-Incentive Fee Net Investment Income

The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Management Fee, expenses payable under the Administration Agreement entered into between us and our Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution or shareholder servicing fees).

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.710% (6.860% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.710%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.710% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.710% (6.860% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

(ii) Incentive Fee on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

We accrue the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever. The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for all of the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. There is no limitation as to how much we may reimburse the Administrator. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s Chief Compliance Officer, Chief Financial Officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any personnel of Apollo or any of its affiliates providing non-investment related services to the Company, subject to the limitations described in the Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator may hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation paid by the Administrator for its sub-administrative services under a sub-administration agreement.

Certain Terms of the Advisory Agreement and Administration Agreement

Duration and Termination

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice.

The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon management personnel of the Adviser for our future success and upon their access to AGM’s investment professionals and partners.”

Indemnification

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“Disabling Conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent Disabling Conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of Disabling Conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful.

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Available Operating Funds means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

Side Letter Arrangements:

The Company and/or the Adviser (on behalf of the Company and itself) have entered or may enter into agreements known as side letters with shareholders of the Company. The Company and/or the Adviser will not enter into any such side letters that contravenes applicable law, including the 1940 Act and the Advisers Act.

The Private Offering

We offer and sell our Common Shares in a private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Investors who acquire shares of our Common Shares in our private placement are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors could be required to provide due diligence information for compliance with certain legal requirements. We could, from time to time, engage placement or distribution agents and incur placement or distribution fees or sales commissions in connection with the private placement of our Common Shares in certain jurisdictions outside the United States. The cost of any such placement or distribution fees could be borne directly or indirectly by an investor or by an affiliate of the Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Common Shares after such costs would be less than the NAV of our Common Shares.

Pursuant to the Subscription Agreements, investors make commitments to purchase Common Shares (“Capital Commitments”). The Subscription Agreements provide that investors are required to fund capital contributions to purchase Common Shares (each, a “Drawdown Purchase”), each time we deliver a drawdown notice, which we deliver at least 10 business days prior to the date on which contributions will be due (each, a “Capital Drawdown Date”). Drawdown Purchases will generally be made pro rata, in accordance with unfunded Capital Commitments of all investors; however, the Adviser will have, subject to its fiduciary duty to the Company, discretion to give priority to investors whose subscriptions were accepted at a previous Closing in order to ensure such investors’ Capital Commitments are fully called prior to the end of such investors’ Commitment Period (as defined below). In addition, the Subscription Agreements provide that we retain the right at our discretion to call Drawdown Purchases on a non-pro rata basis so that the assets of the Company will not be considered “plan assets” under ERISA or the Plan Asset Regulations (each as defined below), or as otherwise necessary or desirable in order to comply with ERISA or any other applicable legal, contractual, regulatory, tax or similar regimes. Each Drawdown Purchase is made at a price per Common Share equal to our Per Share NAV as determined within 48 hours of the Capital Drawdown Date, excluding Sundays and holidays, of such sale, subject to certain exceptions and calculated in accordance with the 1940 Act. No investor in our private placement will be required to invest more than the total amount of its Capital Commitment.

An investor will be released from any obligation to purchase additional Common Shares on the earlier of (i) the date that such investor’s Capital Commitment is fully called and (ii) the four-year anniversary date of the Closing, or the Conversion Date, as applicable, of such investor’s Capital Commitment to the Company (the “Commitment Period”), except to the extent necessary to (a) pay Company expenses, including management fees, amounts that may become due under any borrowings or other financings or similar obligations, or indemnity obligations, (b) complete investments in any transactions (1) to which the Adviser has committed the Company to proceed as of the end of the relevant Commitment Period pursuant to a written agreement (including investments that are funded in phases), and (2) with deferred purchase price payments, contingent purchase price payments, milestone payments or other phased payments or payments for other staged funding obligations or similar arrangements, (c) fund follow-on investments made in existing portfolio companies within three years from the end of the relevant Commitment Period that, in the aggregate, do not exceed 5% of total Capital Commitment of such investor and/or (d) fund obligations under any Company guarantee. Subject to the foregoing exceptions, each investor will have a Commitment Period of four years. During the Commitment Period, investors will be contractually prohibited from selling, assigning, transferring or otherwise disposing of (each, a “Transfer”) their Common Shares, including pursuant to any tender offer by the Company.

While the Company expects each Subscription Agreement to reflect the terms and conditions summarized above, the Company reserves the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors. As a result, certain investors may be provided with certain terms that other investors will not receive. No investor in the Private Offering will be permitted to make an investment in the Company on economic terms and conditions that are more favorable than the economic terms and conditions contained in the Subscription Agreements entered into with all other investors. The Company represents that the Company and the Adviser have not entered, and will not enter, into subscription agreements with investors related to their investment in the Company that contravene applicable law, including the 1940 Act and the Advisers Act.

Distributions and Capital Recycling

The Company generally intends to distribute substantially all of its available earnings annually by paying distributions on a quarterly basis, as approved by the Board in its discretion.

The Company generally retains and reinvests investment proceeds from its portfolio, such as proceeds from the disposition of an investment or the repayment of a loan by a portfolio company. However, following the five-year anniversary of filing the election to be regulated as a BDC (the “Triggering Date”), if the Company has not raised in aggregate $900 million in Capital Commitments, the Company will cease retaining or reinvesting such proceeds, and will instead distribute the proceeds to shareholders; provided that the Adviser is permitted to retain such proceeds in order to satisfy any expenses of the Company (or related reserves). Following the Triggering Date, and subject to Board approval, the Company intends to explore various options, including but not limited to a reorganization of the Company such as a merger or a sale of substantially all of its assets, to expedite the disposition of the Company's portfolio in a manner that minimizes the timeline of returning available capital to shareholders and is consistent with the Company's duty to maximize value for its shareholders.

Liquidity Program

The Company intends to effectuate a share repurchase program, at the discretion of our Board, that will purchase Common Shares pursuant to one or more tender offers at the request of its shareholders (the “Liquidity Program”). If the Company receives written requests from shareholders following the end of such shareholder’s Commitment Period, in the following quarter(s), the Company intends to conduct a tender offer to purchase Common Shares in an amount equal to the written requests received in the prior quarter(s). To the extent that a tender offer by the Company in any given quarter is not sufficient to purchase all the Common Shares accounted for pursuant to any written request, the Company may conduct subsequent tender offers in following quarters. All shareholders will be eligible to participate in a tender offer. Accordingly, there is no guarantee that shareholders will be able to sell their Common Shares.

Term

The Company is non-exchange traded, meaning its Common Shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the Company on a continuous basis at a price generally equal to the Company's Per Share NAV; provided, however, that if the Company has not raised in aggregate $900 million in Capital Commitments following the Triggering Date, the Company will cease retaining or reinvesting such proceeds, and will instead distribute the proceeds to shareholders.

We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event (e.g., a merger or sale) at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive all or a portion of their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional Common Shares will be credited to each participating shareholder’s account to three decimal places.

A participating shareholder will receive an amount of Common Shares equal to the total dollar amount of the dividend or distribution on that participant’s Common Shares divided by the Per Share NAV as of the last day of the Company's fiscal quarter immediately preceding the date such distribution was declared, provided that in the event a distribution is declared on the last day of a fiscal quarter, the NAV shall be deemed to be the Per Share NAV as of such day.

We intend to use primarily newly issued Common Shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares. Shareholders can elect to “opt out” of the Company's dividend reinvestment plan and elect to receive its entire dividend or a portion of its dividend in cash at any time by notifying State Street Bank and Trust Company (“State Street”), the Company’s plan administrator, in writing. If, however, a shareholder requests to change its election within 10 business days prior to a distribution, the request will be effective only with respect to distributions after the 10 business day period. State Street has set up an account for Shares acquired through the plan for each shareholder who has not elected to receive cash dividends or distributions in cash and hold the Shares in non-certificated form.

There are no brokerage charges or other charges to shareholders who participate in the plan.

The plan is terminable by the Company upon notice in writing mailed to each Shareholder of record at least 30 days prior to any record date for the payment of any cash dividend or distribution by the Company. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the Shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a brokerage commission from the proceeds.

Valuation Procedures

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Adviser. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. The Adviser engages multiple independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Adviser undertakes a multi-step valuation process each quarter, as described below:

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

•
available current market data, including relevant and applicable market trading and transaction comparables,
•
applicable market yields and multiples,
•
security covenants,
•
seniority of investments in the investee company’s capital structure,
•
call protection provisions,
•
information rights,
•
the nature and realizable value of any collateral,
•
the portfolio company’s ability to make payments,
•
earnings and discounted cash flows,
•
the markets in which the portfolio company does business,
•
comparisons of financial ratios of peer companies that are public,
•
M&A comparables,
•
our principal market (as the reporting entity); and
•
enterprise values, among other factors.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides valuation analysis.

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our consolidated financial statements, refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

As part of its oversight, our Board reviews the valuations of our portfolio investments quarterly and, no less frequently than annually, the adequacy of our policies and procedures regarding valuations and the effectiveness of their implementation.

Material U.S. Federal Income Tax Consideration

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statements. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things:

(1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year;

(2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year;

(3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and

(4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC, for the short taxable year from the date on which we break escrow for our offering. In such case, however, we anticipate that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard. The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Item 1A. Risk Factors

Investing in the Company involves a number of significant risks relating to the current environment, our business and structure, our investments, issuance of our preferred stock, and an investment in our common shares. As a result, there can be no assurance that we will achieve our investment objective. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to invest in the Company. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Risks Related to the Current Environment

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write- offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. [The debt capital that we have raised over the last year has been at higher rates than we have raised debt in the past due to the higher interest rate environment we have been experiencing.] The debt capital that will be available to us in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.

The result of these incidents could include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us, Apollo and third-party service providers to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Adviser's employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that such efforts will be effective. Additionally, the cost of maintaining such systems and processes, procedures and internal controls may increase from its current level.

In the normal course of business, we and our third-party service providers collect and retain certain personal information provided by borrowers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.

Remote work has become more common among the employees and personnel of the Adviser, Apollo and other third-party service providers and has increased risks to the information technology systems and confidential, proprietary, and sensitive data of the Adviser, Apollo and other third-party service providers as more of those employees utilize network connections, computers, and devices outside of the employer's premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose the Adviser, Apollo and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.

Our business depends on the communications and information systems of Apollo and other third-party service providers. Such systems may fail to operate properly or become disabled as a result of cyber incidents. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results. None of us, the Adviser or Apollo have experienced any material breach of cybersecurity. However, we can provide no assurance that the networks and systems that we, the Adviser, Apollo or our third-party service providers have established or use will be effective. As our reliance on technology has increased, so have the risks posed to our communications and information systems, both internal and those provided by the Adviser, Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Despite the security policies and procedures, Apollo has implemented that were designed to safeguard our systems and confidential, proprietary, and sensitive data and to manage cybersecurity risk, there can be no assurance that these measures will be effective. Apollo takes steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.

Even if we are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business and rely, may occur, and such events could disrupt our normal business operations and networks in the future.

We are exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our ability to make investments, the value of our investments and our ability to realize gains from the disposition of investments and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our debt investments are based on fixed and floating rates, such as Euro Interbank Offer Rate (“EURIBOR”), Term SOFR, the Federal Funds Rate or the Prime Rate. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common shares.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common shares.

Inflation and global supply risks have had and may continue to have an adverse impact on our business, results of operations and financial condition of our portfolio companies.

Globally, inflation and rapid fluctuations in inflation rates have in the past had negative effects on economies and financial markets, particularly in emerging economies, and may do so in the future. Wages and prices of inputs increase during periods of inflation which can negatively impact returns on our investments. In an attempt to stabilize inflation, governments may impose wage and price controls, or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on levels of economic activity.

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. The Company’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, which may cause pricing levels to similarly decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The occurrence of any of these above event(s) could have a significant adverse impact on the value and risk profile of the Company’s portfolio. The Company does not know how long the securities markets may be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions may have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications.

Should the U.S economy be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, further turbulence in Chinese stock markets and global commodity markets, Brexit, the war in Ukraine and Russia, health epidemics and pandemics or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics. Another severe health pandemic or epidemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

Our Board may amend our Declaration of Trust without prior shareholder approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Apollo were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Apollo and its senior management team. The departure of any members of Apollo’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Advisory Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days’ written notice. If the Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.

Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under future indebtedness, if any, and pay distributions, are likely to be adversely affected, and the value of our Common Shares may decline.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Adviser depends on the broader Apollo relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our ability to borrow from financial institutions on favorable terms. Our direct origination platform generally focuses on mature companies backed by well-funded large sponsors (e.g., private equity firms), typically with significant equity capital invested. In the event a portfolio company, or potential portfolio company, has a commercial relationship with a bank that has failed or is otherwise distressed, such portfolio company may experience delays or other issues in meeting certain obligations or consummating transactions. Additionally, if a portfolio company’s sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our and our portfolio companies’ ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in large private U.S. companies. As a result of these new entrants, competition for investment opportunities in large private U.S. borrowers may intensify. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match such competitors’ pricing, terms or structure. If we are forced to match such competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.

We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

Although we do not intend to fund distributions from sources other than operating cash flow in the ordinary course, we may fund distributions from other sources, including but not limited to from proceeds of the offering, if, for example, we determine that it would not be in the best interests of shareholders to sell portfolio investments in a market downturn and we are unable to borrow due to 1940 Act asset coverage limitations to fund distributions. As discussed elsewhere in this Annual Report, we are generally required to distribute 90% of our ordinary income to ensure RIC tax treatment and we may take such actions to ensure we meet the applicable RIC tax treatment requirements. Please see, “Risk Factors—Federal Income Tax Risks—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” To the extent we pay distributions from a source other than net investment income, we are required to notify shareholders of the sources of such distribution pursuant to Section 19 and Rule 19a-1 under the 1940 Act. Any distributions we make will be at the discretion of the Board, which has a fiduciary duty to shareholders, taking into account factors such as our disclosure to investors, earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

We intend to generally fund distributions from operating cash flow in the ordinary course. However, shareholders should understand that we may make distributions from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator and that such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future period and/or the Adviser or the Administrator continues to makes such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. To the extent that we borrow to fund distributions, the payment of interest on such borrowings will decrease the Company’s NAV, which would also cause the price per share in our offering to decrease. Shareholders should also understand that any amounts we use to pay distributions to shareholders from sources other than cash flow from operations may be required to be repaid in the future and that our future repayments of such amounts to the Adviser or any lender will reduce the amount of the future distributions. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Although we have commenced a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.

Our Board may amend or suspend the share repurchase program at any time in its discretion. For example, in accordance with our Board's fiduciary duty to the Company and shareholders, it may amend or suspend the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining shareholders. You may not be able to sell your shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to its fiduciary duty to the Company and shareholders. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share being repurchased will be on the Repurchase Date. Although a shareholder will have the ability to withdraw a repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the Repurchase Date.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

As a public reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and noncompliance with such regulations may adversely affect us.

As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain affiliates (including portfolio companies of other clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate.

General economic conditions could adversely affect the performance of our investments.

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. These events, and any future similar disruptions that may arise, may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

The nature of bankruptcy proceedings may impact the value of the Company’s investments.

A portfolio company may become involved in a reorganization, bankruptcy or other proceeding. In any such event, the Company may lose its entire investment, may be required to accept cash or securities or assets with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time.

In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an obligor, holders of debt instruments ranking senior to the Company’s investments would typically be entitled to receive payment in full before the Company receives any distributions in respect of its investments. After repaying the senior creditors, such obligor may not have any remaining assets to repay its obligations to the Company. In the case of debt ranking equally with the loans or debt securities in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company. Each jurisdiction in which the Company invests has its own insolvency laws. As a result, investments in similarly situated investee companies in different jurisdictions may well confer different rights in the event of insolvency.

A portfolio company that becomes distressed or any distressed asset received by the Company in a restructuring would require active monitoring. Involvement by the Adviser in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position therein. Bankruptcy proceedings involve a number of significant risks. Many of the events within a bankruptcy litigation are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions which may be contrary to the interests of the Company, particularly in those jurisdictions which give a comparatively high priority to preserving the debtor company as a going concern, or to protecting the interests of either creditors with higher ranking claims in bankruptcy or of other stakeholders, such as employees.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the bankruptcy court. This process can involve substantial legal, professional and administrative costs to the company and the Company; it is subject to unpredictable and lengthy delays, particularly in jurisdictions which do not have specialized insolvency courts or judges and/or may have a higher risk of political interference in insolvency proceedings, all of which may have adverse consequences for the Company. During such process, the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Although the Company will invest only in debt, the debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental values. Such investments can result in a total loss of principal.

One of the protections offered in certain jurisdictions in bankruptcy proceedings is a stay on required payments by the borrower on loans or other securities. When a portfolio company or other issuer seeks relief under the bankruptcy laws of a particular jurisdiction (or has a petition filed against it), an automatic stay prevents all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or reach collateral securing such claims. Creditors who have claims against the issuer prior to the date of the bankruptcy filing must generally petition the court to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral may be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if the Company holds a secured claim, it may be prevented from collecting the liquidation value of the collateral securing its debt, unless relief from the automatic stay is granted by the court. If relief from the stay is not granted, the Company may not realize a distribution on account of its secured claim until a plan of reorganization or liquidation for the debtor is confirmed. Bankruptcy proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. The equitable power of bankruptcy judges also can result in uncertainty as to the ultimate resolution of claims. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Additionally, the numerous risks inherent in the insolvency process create a potential risk of loss by the Company of its entire investment in any particular issuer. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company.

Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing the Company’s claims will not be challenged vigorously and found defective in some respect, or that the Company will be able to prevail against the challenge. As such, investments in issuers involved in such proceedings could subject the Company to certain additional potential liabilities that may exceed the value of the Company’s original investment therein.

Moreover, under applicable bankruptcy law, debt may be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a company or other issuer filing for protection from creditors. In addition, creditors’ claims may be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of an issuer prior to its filing under such laws. If a creditor is found to have interfered with an issuer’s affairs to the detriment of other creditors or shareholders, the creditor may be held liable for damages to injured parties. There can be no assurance that claims for equitable subordination or creditor liability will not be asserted with respect to the Company’s portfolio investments.

While the challenges to liens and debt normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could in certain circumstances result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other U.S. state or U.S. federal proceedings, including pursuant to state fraudulent transfer laws. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that the Company will be able successfully to defend against them. To the extent that the Company assumes an active role in any legal proceeding involving the debtor, the Company may be prevented from disposing of securities issued by the debtor due to the Company’s possession of material, non-public information concerning the debtor.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of claims can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

The insolvency of a portfolio company and related proceedings there may be a materially adverse effect on the performance of the Company.

If a court in a lawsuit brought by a creditor or representative of creditors (such as a trustee in bankruptcy) of a portfolio company were to find that:

(a)
the portfolio company did not receive fair consideration or reasonably equivalent value for incurring the indebtedness evidenced by the securities that the company issued to the Company and
(b)
after giving effect to such indebtedness and the use of the proceeds thereof, the portfolio company
a.
was insolvent,
b.
was engaged in a business for which its remaining assets constituted unreasonably small capital or
c.
intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could
i.
invalidate, in whole or in part, such indebtedness as a fraudulent conveyance,
ii.
subordinate such indebtedness to existing or future creditors of the obligor or
iii.
recover amounts previously paid by the portfolio company to the Company and/or proceeds with respect to such securities previously applied by the Company, in each case, in satisfaction of such indebtedness.

In addition, upon the insolvency of a portfolio company, payments that such portfolio company made to the Company may be subject to avoidance, cancellation and/or clawback as a “preference” if made within a certain period of time (which may be as long as two years) before insolvency. There can be no assurance as to what standard a court would apply in order to determine whether the company was “insolvent” or that, regardless of the method of valuation, a court would not determine that the company was “insolvent,” in each case, after giving effect to the indebtedness evidenced by the securities held by the Company and the use of the proceeds thereof.

In general, if payments are voidable, whether as fraudulent conveyances, extortionate transactions or preferences, such payments may be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments, including the shareholders. To the extent that any such amounts are recaptured from the Company, there may be a materially adverse effect on the performance of the Company.

The above discussion is based upon U.S. federal and state laws. Insofar as investments that are obligations of non-U.S. obligors are concerned, the laws of non-U.S. jurisdictions may provide for avoidance remedies under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.

The Company may invest in portfolio companies whose capital structures may have significant leverage, which may impair these companies’ ability to finance their future operations and capital needs.

While investments in leveraged companies offer the potential opportunity for capital appreciation, such investments also involve a higher degree of risk as a result of recessions, operating problems and other general business and economic risks that may have a more pronounced effect on the profitability or survival of such companies. Such investments are inherently more sensitive to declines in revenues, competitive pressures and increases in expenses. Moreover, rising interest rates may significantly increase portfolio companies’ interest expense, causing losses and/or the inability to service debt levels. Leverage magnifies gains and losses attributable to other investment policies and practices, such as investing in below investment grade instruments. If a portfolio company cannot generate adequate cash flow to meet debt obligations, the portfolio company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring of the company’s capital structure or liquidation of the company, and the Company may suffer a partial or total loss of capital invested in the portfolio company. Furthermore, to the extent companies in which the Company has invested become insolvent, the Company may determine, in cooperation with other debt holders or on its own, to engage, at the Company’s expense in whole or in part, counsel and other advisors in connection therewith. In addition to leverage in the capital structure of portfolio companies, the Company may incur leverage.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

We will remain an “emerging growth company” as defined in the JOBS Act until the earlier of:

(a)
the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and
(b)
the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public reporting company effective dates and may result in less investor confidence.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Terrorist attacks, acts of war, global health emergencies or natural disasters may adversely affect our operations.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/ global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies or natural disasters are generally uninsurable.

Force Majeure events may adversely affect our operations.

The Company may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Company. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.

The current period of capital markets disruption and economic uncertainty may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently expect to experience, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make commitments. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to obtain all required state licenses or in any other jurisdiction where they may be required in the future.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

We are subject to risks related to ESG matters.

As part of its investment process, for certain of the Company’s investments, the Adviser considers financially material environmental, social and governance (“ESG”) factors (alongside other relevant factors) in its investment decisions in connection with general risk management and assessing the financial attractiveness of the opportunity. ESG integration does not change the Company’s investment objective, exclude specific types of companies or investments or constrain the Company's investable universe. The Adviser’s assessments related to ESG factors may not be conclusive and investments that may be negatively impacted by such factors may be purchased and retained by the Company while the Company may divest or not invest in investments that may be positively impacted by such factors. Notwithstanding anything herein and for the avoidance of doubt, it is not contemplated that the Adviser will subordinate the Company’s performance or increase the Company’s investment risks as a result of (or in connection with) the consideration of any ESG factors, nor will it promote ESG characteristics ahead of other investment considerations.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.

As of June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Company, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than the Company. Certain investments in listed entities may involve lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments, particularly while the Company has only satisfied the minimum offering amount, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Risks Related to Our Investments

Our investments in portfolio companies are risky, and we could lose all or part of our investment.

Our investments may be risky and there is no limit on the amount of any such investments in which we may invest. In addition, investment analyses and decisions by the Company and the Adviser will often be undertaken on an expedited basis in order for the Company to take advantage of investment opportunities. In such cases, the information available to the Company and the Adviser at the time of an investment decision may be limited, and the Company and the Adviser may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the financial information available to the Company and the Adviser may not be accurate or provided based upon accepted accounting methods. The Company and the Adviser will rely upon independent consultants or advisors in connection with the evaluation of proposed investments. There can be no assurance that these consultants or advisors will accurately evaluate such investments.

Risk Associated with Unspecified Transactions; No Assurance of Investment Return.

Investors will be relying on the ability of the Adviser to source, negotiate, consummate and syndicate Company originated loans (each, a “loan” and, together with other portfolio investments, the “portfolio investments”) using the investments of shareholders, and there is no assurance that the Adviser will find a sufficient number of attractive opportunities to meet the Company’s investment objectives or that the Company will be able to make and realize its investment objective. The realizable value of a highly illiquid investment, at any given time, may be less than its intrinsic value. In addition, certain types of investments held by the Company may require a substantial length of time to liquidate. Furthermore, to the extent the investment strategy of the Company relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Company may not be able to invest a significant portion of the proceeds. There can be no assurance that the Company will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of portfolio investments and transactions described herein.

Any information included in any of the Company’s marketing materials regarding targeted returns for the Company is provided as an indicator as to how the Company will be managed and is not intended to be viewed as an indicator of likely performance returns to investors in the Company. Any targeted return information is based upon projections, estimates and assumptions that a potential investment will yield a return equal to or greater than the target. Accordingly, there can be no assurance that the Company’s projections, estimates or assumptions will be realized or that the Adviser will be successful in finding investment opportunities that meet these anticipated return parameters.

Debt Instruments Generally. The Company will invest in debt and credit-related instruments. Such debt may be unsecured and structurally or contractually subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. Moreover, such debt investments may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt investments. Other factors may materially and adversely affect the market price and yield of such debt investments, including investor demand, changes in the financial condition of the applicable issuer, government fiscal policy and domestic or worldwide economic conditions. Certain debt instruments in which the Company may invest may have speculative characteristics.

Generally, speculative investment securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The issuers of such instruments (including sovereign issuers) may face significant ongoing uncertainties and exposure to adverse conditions that may undermine the issuer’s ability to make timely payment of interest and principal. Such instruments are regarded as predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, an economic recession could severely disrupt the market for most of these instruments and may have an adverse impact on the value of such instruments. It also is likely that any such economic downturn could adversely affect the ability of the issuers of such instruments to repay principal and pay interest thereon and increase the incidence of default for such instruments.

Loans Risk. The loans that the Company may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in this Annual Report, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain loans in which the Company may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which the Company has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Company’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Company’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Company’s yield may be lower.

Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Company. Such court action could under certain circumstances include invalidation of loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by the Company may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation of state or federal regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.

The Company may acquire loans through assignments or participations. The Company will typically acquire loans through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Company may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances. The Adviser has adopted best execution procedures and guidelines to mitigate credit and counterparty risk in the atypical situation when the Company must acquire a loan through a participation.

In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Company will not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that the Company would otherwise conduct if it were investing directly in the loan, which may result in the Company being exposed to greater credit or fraud risk with respect to the borrower or the loan than the Company expected when initially purchasing the participation.

The Company also may originate loans or acquire loans by participating in the initial issuance of the loan as part of a syndicate of banks and financial institutions, or receive its interest in a loan directly from the borrower.

The Adviser has established a counterparty and liquidity sub-committee that regularly reviews each broker-dealer counterparty for, among other things, its quality and the timeliness of its execution. The established procedures and guidelines require trades to be placed for execution only with broker counterparties approved by the counterparty and liquidity sub-committee of the Adviser. The factors considered by the sub-committee when selecting and approving brokers and dealers include, but are not limited to:

i.
quality, accuracy, and timeliness of execution,
ii.
review of the reputation, financial strength and stability of the financial institution,
iii.
willingness and ability of the counterparty to commit capital,
iv.
ongoing reliability and
v.
access to underwritten offerings and secondary markets.

Loan Origination. The Adviser will originate loans on behalf of the Company. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties, is high. There can be no assurance that the Adviser and the Company will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

In accordance with Apollo’s co-investment order, the Company’s ability to acquire loans could be dependent on the existence and performance of Apollo’s origination platform, which includes other fund’s managed by Apollo and enables Apollo to commit in size to multiple deals. Therefore, a decrease in Apollo’s origination platform or its inability to acquire investments suitable for the Company could reduce or possibly eliminate the ability of the Company to participate in certain loans within the Company’s investment objective and would have a material adverse effect on the Company’s performance. Other Apollo funds could be subject to certain restrictions on the types of investments they can make, and such restrictions may in effect limit the types of investments the Company could make to the extent that the Company is dependent on Apollo’s origination platform.

Loan origination involves a number of particular risks that may not exist in the case of secondary debt purchases. Apollo may have to rely more on its own resources to conduct due diligence of the borrower, and such borrower may in some circumstances present a higher credit risk and/or could not obtain debt financing in the syndicated markets. As a result, the diligence is likely to be more limited than the diligence conducted for a broadly syndicated transaction involving an underwriter. Loan origination may also involve additional regulatory risks given licensing requirements for certain types of lending in some jurisdictions, and the scope of these regulatory requirements (and certain permitted exemptions) may vary from jurisdiction to jurisdiction and may change from time to time. In addition, in originating loans, the Company will compete with a broad spectrum of lenders, some of which may have greater financial resources than the Company, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than the Company. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns to the Company. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

Senior Loans. The investment objective of the Company includes investing in senior secured term loans. As such, the assets of the Company may include first lien senior secured debt and may also include selected second lien senior secured debt, the latter of which involves a higher degree of risk of a loss of capital.

The factors affecting an issuer’s first and second lien loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have multiple tranches of first lien debt outstanding, each with first liens on separate collateral, or may share first liens on the same collateral. Furthermore, liens with respect to primarily U.S. financings generally only cover U.S. assets, and non-U.S. assets are not included (other than, for example, where a borrower pledges a portion of the stock of first-tier non-U.S. subsidiaries). In the event of Chapter 11 filing by an issuer, the U.S. Bankruptcy Code authorizes the issuer to use a creditor’s collateral and to obtain additional credit by grant of a prior lien on its property, senior even to liens that were first in priority prior to the filing, as long as the issuer provides what the presiding bankruptcy judge considers to be “adequate protection,” which may, but need not always, consist of the grant of replacement or additional liens or the making of cash payments to the affected secured creditor. The imposition of prior liens on the Company’s collateral would adversely affect the priority of the liens and claims held by the Company and could adversely affect the Company’s recovery on its leveraged loans.

Any secured debt is secured only to the extent of its lien and only to the extent of the value of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral may allow the Company to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold, it is possible that the proceeds of such sale or disposition will not be sufficient to satisfy the amount of principal and interest owing to the Company in respect of its investment.

Senior secured credit facilities are generally syndicated to a number of different financial market participants. The documentation governing such facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, the Company may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to the Company.

Senior secured loans are also subject to other risks, including:

i.
the possible invalidation of a debt or lien as a “fraudulent conveyance”;
ii.
the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing;
iii.
equitable subordination claims by other creditors;
iv.
“lender liability” claims by the portfolio company of the obligations; and
v.
environmental and/or other liabilities that may arise with respect to collateral securing the obligations.

Decisions in bankruptcy cases have held that a secondary loan market assignee can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance, or if such prior holder engaged in conduct that would qualify for equitable subordination.

The Company’s investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions that, in each case, could result in the portfolio company repaying the principal on an obligation held by the Company earlier than expected. As a consequence, the Company’s ability to achieve its investment objective may be adversely affected.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

•
Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
•
Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•
Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
•
Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.
•
Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular Investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication.

Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Company’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Company.

Distressed Investments; Restructurings. The Company may make investments in companies that subsequently become distressed (e.g., defaulted, out-of-favor or distressed bank loans and debt securities). Certain of the Company’s investments may, therefore, include specific investments in companies that become highly leveraged with significant burdens on cash flow, and, therefore, involve a high degree of financial risk. Portfolio companies may be facing liquidity challenges due to debt maturities, covenant violations, cyclical challenges or imminent bankruptcy, or they need financing in order to exit bankruptcy. The Company’s investments may be considered speculative and subject to a high degree of risk, and the ability of the relevant portfolio companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

Distressed/Defaulted Securities. The Company may invest in the securities of companies that subsequently become involved in bankruptcy proceedings, reorganizations or financial restructurings, and that may face pending covenant violations or significant debt maturities. In such a case, the Company may have a more active participation in the affairs of such portfolio companies than is generally assumed by an investor. Such investments could, in certain circumstances, subject the Company to certain additional potential liabilities, which may exceed the value of the Company’s original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. Furthermore, such investments could also subject the Company to litigation risks or prevent the Company from disposing of securities. In any reorganization or liquidation proceeding relating to a portfolio company or an investment, the Company may lose its entire investment, may be required to accept cash or securities with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to the Company and the related distributions by the Company to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. As more fully discussed below, in a bankruptcy or other proceeding, the Company as a creditor may be unable to enforce its rights in any collateral or may have its security interest in any collateral challenged or disallowed, and its claims may be subordinated to the claims of other creditors.

The market for distressed securities is expected to be less liquid than the market for securities of companies that are not distressed. A substantial length of time may be required to liquidate investments in securities that become distressed. Furthermore, at times, a major portion of an issue of distressed securities may be held by relatively few investors, and the market may be limited to a narrow range of potential counterparties, such as other financial institutions. Under adverse market or economic conditions or in the event of adverse changes in the financial condition of the portfolio companies, the Company may find it more difficult to sell such securities when the Adviser believes it advisable to do so or may only be able to sell such securities at a loss. The Company may also find it more difficult to determine the fair market value of distressed securities for the purpose of computing the Company’s net asset value. In some cases, the Company may be prohibited by contract from selling investments for a period of time.

Non-Performing Debt. Certain debt instruments that the Company may invest in may be or become nonperforming and possibly in default. The obligor or relevant guarantor may also be in or enter bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments, if any, with respect to any such debt instruments.

Loans may become non-performing for a variety of reasons and borrowers on loans constituting the Company’s assets may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. Upon a bankruptcy filing in a U.S. Bankruptcy Court by an issuer of debt, the U.S. Bankruptcy Code imposes an automatic stay on payments of such issuer’s pre-petition debt. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Nonperforming debt obligations may require substantial workout negotiations, restructuring or bankruptcy filings that may entail a substantial reduction in the interest rate, deferral of payments and/or a substantial write-down of the principal of a loan or conversion of some or all of the debt to equity. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company. If a portfolio company were to file for Chapter 11 reorganization, the U.S. Bankruptcy Code authorizes the issuer to restructure the terms of repayment of a class of debt, even if the class fails to accept the restructuring, as long as the restructured terms are “fair and equitable” to the class and certain other conditions are met.

Such non-performing instruments or loans may also require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of principal. It is possible that the Company may find it necessary or desirable to foreclose on collateral securing one or more loans purchased by the Company. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral assets and may result in disrupting ongoing management of the company. There can be no assurance as to the amount and timing of payments, if any, with respect to any such debt instruments.

Nature of Mezzanine Debt and Other Junior Unsecured Securities. The Company’s strategy may include acquiring mezzanine debt, which generally will be unrated or have ratings or implied or imputed ratings below investment grade, as well as loans or securities that are junior, unsecured, equity or quasi-equity instruments. Mezzanine debt or securities are generally unsecured and/or subordinated to other obligations of the portfolio company, and tend to have greater credit and liquidity risk than that typically associated with investment grade corporate obligations. The risks associated with mezzanine debt or equity investments include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt or equity investments are highly leveraged. As such, specific developments affecting such obligors, such as reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt or equity instruments are often issued in connection with leveraged acquisitions or recapitalizations in which the portfolio companies incur a substantially higher amount of indebtedness than the level at which they had previously operated.

Default rates for mezzanine debt and other junior unsecured securities have historically been higher than such rates for investment grade securities. If the Company makes an investment that is not secured by collateral and if the portfolio company in question does not successfully reorganize, the Company will have no assurance (as compared to those distressed securities investors that acquire only fully collateralized positions) that it will recover any of the principal that it has invested. While junior, unsecured, equity or quasi-equity investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the portfolio company’s assets, some or all of such terms may not be part of the particular investments. Moreover, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, the Company may not be able to take steps to protect its investments in a timely manner or at all and there can be no assurance that the return objectives of the Company or any particular investment will be achieved. In addition, the debt securities in which the Company may invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Convertible Securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different portfolio company within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable nonconvertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the portfolio company and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

A convertible security may be subject to redemption at the option of the portfolio company at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the portfolio company to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective.

Investing primarily in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.

Investing primarily in originated assets made to large private U.S. borrowers may result in the Company underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, the Company’s value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.

There could be circumstances in which the Company may not be able to control the modification, waiver or amendment of the terms and conditions of a loan agreement if a sufficient number of the other lenders act contrary to the Company’s preferences.

The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a supermajority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. The Company and the Adviser would be expected to have the authority to negotiate any amendments or modifications to the portfolio investments that are loans, but even where they do not have any such authority, they may have the authority to give or withhold consent to amendments or modifications initiated and negotiated by portfolio companies or other lenders. Consequently, there could be circumstances in which the Company may not be able to control the modification, waiver or amendment of the terms and conditions of a loan agreement if a sufficient number of the other lenders act contrary to the Company’s preferences. If the Company invests or holds an investment through participation interests or derivative securities rather than directly, it is possible that the Company may not be entitled to vote on any such adjustment of terms of such agreements.

The exercise of remedies may also be subject to the vote of a specified percentage of the lenders thereunder. The Company will have the authority to cause the Company to consent to certain amendments, waivers or modifications to the investments requested by obligors or the lead agents for loan syndication agreements. The Company may, in accordance with its investment management standards, cause the Company to extend or defer the maturity, adjust the outstanding balance of any investment, reduce or forgive interest or fees, release material collateral or guarantees, or otherwise amend, modify or waive the terms of any related loan agreement, including the payment terms thereunder. The Company will make such determinations in accordance with its investment management standards. Any amendment, waiver or modification of an investment could adversely impact the Company’s investment returns.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to, among other things, lender liability or fraudulent conveyance claims.

If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Company’s investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder:

i.
intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower,
ii.
engages in other inequitable conduct to the detriment of such other creditors,
iii.
engages in fraud with respect to, or makes misrepresentations to, such other creditors, or
iv.
uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.”

The Company does not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine. However, because of the nature of certain of the Company’s investments, the Company may be subject to claims from creditors of an obligor that debt obligations of which are held by the Company should be equitably subordinated.

The preceding discussion regarding lender liability is based upon principles of U.S. federal and state laws. With respect to the Company’s investments outside the United States, the laws of certain non-U.S. jurisdictions may also impose liability upon lenders or bondholders under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.

We generally will not control our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Any inaccuracy or incompleteness by a portfolio company or breach of covenants may adversely affect the valuation of the collateral underlying the loans or the ability of the lenders to perfect or effectuate a lien on the collateral securing the loan or the Company’s ability to otherwise realize on or avoid losses in respect of the investment.

The Company will seek to make or acquire portfolio investments having structural, covenant and other contractual terms providing adequate downside protection, but there can be no assurance that such attempts to provide downside protection with respect to its investments will achieve their desired effect, and, accordingly, potential investors should regard an investment in the Company as being speculative and having a high degree of risk. Of paramount concern in making or acquiring a portfolio investment is the possibility of material misrepresentation or omission on the part of the portfolio investment seller, the portfolio company or other credit support providers, or breach of covenant by any such parties. Such inaccuracy or incompleteness or breach of covenants may adversely affect the valuation of the collateral underlying the loans or the ability of the lenders to perfect or effectuate a lien on the collateral securing the loan or the Company’s ability to otherwise realize on or avoid losses in respect of the investment. The Company will rely upon the accuracy and completeness of representations made by any such parties to the extent reasonable, but cannot guarantee such accuracy or completeness.

Additionally, of particular concern in portfolio investments in loans or other debt instruments is the possibility of material misrepresentation or omission on the part of the borrower or issuer of such debt instruments. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans, notes or bonds or may adversely affect the ability of the Company to perfect or effectuate a lien on any collateral securing the investment. The Company will rely upon the accuracy and completeness of representations made by borrowers or issuers of securities and their respective agents when it makes its investments, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to the Company may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

The portfolio investments in which the Company invests and Apollo’s portfolio companies will be subject to various laws for the protection of creditors in the jurisdictions of the portfolio companies concerned.

Differences in law may adversely affect the rights of the Company as a lender with respect to other creditors. Additionally, the Company, as a creditor, may experience less favorable treatment under different insolvency regimes than those that apply in the United States, including in cases where the Company seeks to enforce any security it may hold as a creditor.

Limited amortization requirements may extend the expected weighted average life of the investment.

The Company may invest in loans that have limited mandatory amortization requirements. While these loans may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, repayment requirements may be subject to substantial limitations that would allow a portfolio company to retain such asset sale proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that the portfolio company will not be able to repay or refinance the loans held by the Company when it matures.

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

The current macroeconomic environment is characterized by supply chain challenges, labor shortages, high interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. See "Item 1A. Risk Factors - Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations." Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Implementation of the Company’s strategy is dependent in part on market dislocation impacting the global credit markets.

Implementation of the Company’s investment strategy will depend, in part, on the extent to which the global credit markets continue to experience disruption, liquidity shortages and financial instability. Prolonged disruption may prevent the Company from advantageously realizing on or disposing of its investments. A further economic downturn could adversely affect the financial resources and credit quality of the underlying portfolio companies of any debt instruments in which the Company may invest and result in the inability of such borrowers to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, the Company may suffer a partial or total loss of capital invested in such companies, which would, in turn, have an adverse effect on the Company’s returns. Any such defaults may have an adverse effect on the Company’s investments. Such marketplace events also may restrict the ability of the Company to sell or liquidate investments at favorable times or for favorable prices (although such marketplace events may not foreclose the Company’s ability to hold such investments until maturity). Further, the Company’s investment strategy may be impacted in part by changes in the conditions in the global financial markets generally and credit markets specifically. In the event of a further market deterioration, the value of the Company’s investments may not appreciate as projected or may suffer a loss.

A covenant breach or other default by our portfolio companies may adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Loans to private companies involve risks that may not exist in the case of more established and/or publicly traded companies.

These risks include the risk that:

•
these companies may have limited financial resources and limited access to additional financing, which may increase the risk of their defaulting on their obligations, leaving creditors, such as the Company, dependent on any guarantees or collateral that they may have obtained;
•
these companies frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which render such companies more vulnerable to competition and market conditions, as well as general economic downturns;
•
there will not be as much information publicly available about these companies as would be available for public companies and such information may not be of the same quality;
•
these companies are more likely to depend on the management talents and efforts of a small group of persons; as a result, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on these companies’ ability to meet their obligations;
•
these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position; and
•
these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.

We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Firm may be deemed to have material, nonpublic information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

Our investments may include original issue discount and payment-in-kind instruments.

To the extent that we invest in original issue discount or payment-in-kind (“PIK”) instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•
market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under accounting principles generally accepted in the United States (“GAAP”) are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•
original issue discount may create a risk of non-refundable cash payments to the Adviser based on noncash accruals that may never be realized.

The prices of the debt instruments and other securities in which we invest may decline substantially.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests.

We may enter into a TRS agreement that exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

We may enter into repurchase agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

We may enter into securities lending agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objectives, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risk Factors— Risks Related to Debt Financing.”

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.

Technological innovations and industry disruptions may negatively impact us.

Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/ or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

Syndication of Co-Investments.

From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.

To the extent we invest in middle market companies, investments in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•
have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first calendar day of the applicable month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.

The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”

Our shares may be purchased by the Adviser or its affiliates.

Affiliates of the Adviser have purchased and the Adviser and its affiliates in the future expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•
the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•
substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of Apollo’s investment committee (the “Investment Committee”), could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

The compensation we pay to the Adviser will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Intermediary Manager’s influence on this offer gives it the ability to increase the fees payable to the Adviser.

The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Intermediary Manager, an affiliate of the Adviser will be incentivized to raise more proceeds in our offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser.

Because the Intermediary Manager is an affiliate of Apollo, you will not have the benefit of an independent review of the Company's prospectus customarily performed in underwritten offerings.

The Intermediary Manager is an affiliate of Apollo and will not make an independent review of us or the Company's offering. Accordingly, you will have to rely on your own broker to make an independent review of the terms of our offering. If your broker does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Intermediary Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common shares relative to publicly traded companies.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as “qualifying” assets, (“Qualifying Assets”) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board, including our independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to Debt Financing

When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We use and expect to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are independent Trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Portfolio (Net of Expenses) (1)	(10%)	(5%)	0%	5%	10%
Corresponding Return to Common Stockholders (2)	(39%)	(25%)	(12%)	1%	14%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2)
In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average interest rate of 7.77% by the approximately $578.7 million of principal debt outstanding, excluding deferred financing costs) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding Return to Common Shareholders.”

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets which constitute collateral, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests an investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may be impacted by loan origination regulation.

The Company intends to engage in originating, lending and/or servicing loans, and may therefore be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of its business as they pertain to such transactions. The Company may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau and other applicable regulatory authorities. These state and federal regulatory programs are designed to protect borrowers.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Risks Related to an Investment in the Shares

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of large private U.S. borrowers require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments subsequent to our offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

An investment in our shares will have limited liquidity.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.

Certain investors will be subject to 1934 Act filing requirements.

Because our Common Shares will be registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations). If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the Covered Plan for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The Fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.

Prospective investors should carefully review the matters discussed under “Restrictions on Share Ownership” and should consult with their own advisors as to the consequences of making an investment in the Company.

No shareholder approval is required for certain mergers.

The Independent Trustees may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Apollo. The Independent Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in our offering, our Board may elect, without shareholder approval, to:

i.
sell additional shares in this or future public offerings;
ii.
issue Common Shares or interests in any of our subsidiaries in private offerings;
iii.
issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or
iv.
subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us.

To the extent we issue additional Common Shares after your purchase in our offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

Investing in our shares involves a high degree of risk and is highly speculative.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
•
loss of RIC or BDC status;
•
changes in earnings or variations in operating results;
•
changes in the value of our portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of either of our adviser or certain of its respective key personnel;
•
uncertainty surrounding the strength of the U.S. economic recovery;
•
uncertainty between the U.S. and other countries with respect to trade policies, treaties and tariffs;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed BDC, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Investment Adviser, an indirect subsidiary of AGM. AGM determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other affiliated entities managed by AGM, and we rely on AGM for assessing, identifying and managing material risks to our business from cybersecurity threats.

AGM’s Board of Directors is involved in overseeing AGM’s risk management program, including with respect to cybersecurity, which is a critical component of AGM’s overall approach to enterprise risk management (“ERM”). AGM’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are, in part, based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of AGM’s overall ERM approach, AGM’s cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading “Cybersecurity Governance,” AGM’s Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of AGM’s risks, including its cybersecurity risks. AGM’s Chief Information Security Officer (“CISO”) and the Chief Information Security Officer of Athene Holding Ltd. (“AHL’s CISO”), a subsidiary of AGM, with support from the broader AGM Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Investment Adviser and its affiliates.
•
Collaborative Approach. AGM utilizes a cross-functional approach involving stakeholders across multiple departments, including AGM Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with our management and our Board, as applicable, in a timely manner.
•
Technical Safeguards. AGM deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning. AGM has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management. AGM maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as our company, in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness. AGM provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

AGM engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. AGM regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to AGM’s risk management function, and AGM adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.”

Cybersecurity Governance

AGM’s Board of Directors’ oversight of cybersecurity risk management is supported by the audit committee of AGM’s Board of Directors (“AGM audit committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. AGM’s Board of Directors, AGM’s audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on AGM’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from AGM’s risk management professionals, AGM's Chief Security Officer (“CSO”), the CISO, the AHL CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from AGM’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s Board of Directors and/or AGM’s audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or AGM’s audit committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from AHL’s CISO, at least annually.

AGM’s CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously AGM’s CISO for nearly eight years. AGM’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

AGM’s CISO, in coordination with the AGM Technology and ERM teams, works collaboratively across AGM to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of AGM’s cybersecurity risk management program, multidisciplinary teams throughout AGM are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to AGM’s audit committee or AGM's Board of Directors, as appropriate.

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our Board, our audit committee regularly interacts with, and receives reports from, our management, the Investment Adviser, AGM, and other service providers. The audit committee of our Board receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to AGM’s peers and third parties. Additionally, AGM and other service providers periodically report to management as it relates to our cybersecurity practices.

AGM’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our company, the Investment Adviser, and evaluation of the adequacy of our cybersecurity program (as coordinated through the Investment Adviser and AGM), including risk mitigation, compliance and controls.

Item 2. Properties

As of December 31, 2024, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

Item 3. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Management is not aware of any pending or threatened material litigation as of December 31, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding Common Shares will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. There is no public market for our Common Shares currently, nor do we expect one to develop.

Because our Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Common Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the Common Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 14, 2025, there were 5 holders of record of our Common Shares.

Distributions

The following table presents distributions that were declared during the year ended December 31, 2024 :

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
September 19, 2024	September 19, 2024	September 20, 2024	$1.0983	$15,879
November 13, 2024	November 12, 2024	December 12, 2024	0.8662	12,538
December 30, 2024	December 30, 2024	January 28, 2025	0.8825	13,169
			$2.8470	$41,586

* Totals may not foot due to rounding.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Middle Market Apollo Institutional Private Lending (the “Company,” “MMAIPL,” “we,” “us,” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we will elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in Capital Commitments, the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 Common Shares at the Conversion Date. Since Conversion Date, and through December 31, 2024, we have raised approximately $71,290 in net proceeds from additional offerings of Common Shares.

Recent Developments

See “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 11. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the year ended December 31, 2024 and period ended December 31, 2023 was as follows:

	Year Ended December 31,	Period Ended December 31,
(in millions)*	2024	2023
Investments made in portfolio companies	$241.3	$785.4
Investments sold	(8.1)	—
Net activity before repaid investments	233.3	785.4
Investments repaid	(104.4)	(1.6)
Net investment activity	$128.8	$783.8

Portfolio companies, at beginning of period	100	—
Number of investments in new portfolio companies	38	100
Number of exited companies	(12)	—
Portfolio companies at end of period	126	100

Number of investments in existing portfolio companies	1	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	100%		100%
Total secured debt	100%		100%
Unsecured debt	0%		—%
Common equity/interests and warrants	0%		—%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.7%		12.1%
Secured debt portfolio (2)	10.7%		12.1%
Unsecured debt portfolio (2)	11.3%		—%
Total debt portfolio (2)	10.7%		12.1%
Total portfolio (3)	10.5%		12.1%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$	— million
Floating rate amount	$897.0 million		$785.2 million
Fixed rate, as percentage of total	0%		—%
Floating rate, as percentage of total	100%		100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.0 million	$	— million
Floating rate amount	$900.5 million		$785.3 million
Fixed rate, as percentage of total	0%		—%
Floating rate, as percentage of total	100%		100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operation and through December 31, 2024, invested capital totaled $1,026.5 million in 138 portfolio companies.

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

As of December 31, 2024, $895.7 million or 98.4% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the year ended December 31, 2024 and period ended December 31, 2023were as follows:

	Year Ended December 31,	Period Ended December 31,
(in millions)*	2024	2023
Investment Income
Interest income	$97.2		$1.3
Dividend income	—		—
PIK interest income	2.5		—
Other income	1.1		—
Total investment income	$100.8		$1.3
Expenses
Management and performance-based incentive fees, net of amounts waived	$—		$—
Service fees	0.6		0.0
Interest and other debt expenses, net of reimbursements	42.2		0.6
Administrative services expense, net of reimbursements	1.4		0.5
Legal and other general and administrative expenses	5.0		0.6
Net Expenses	$49.1		$1.7
Net Investment Income	$51.7		$(0.3)
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(3.2)		$1.3
Net change in unrealized gains (losses)	(8.5)		(0.1)
Net Realized and Change in Unrealized Gains (Losses)	$(11.7)		$1.2
Net Increase in Net Assets Resulting from Operations	$39.9		$0.9

Net Investment Income on Per Average Share Basis (1)(2)	$3.74	$	N/A
Earnings per share — basic (1)(2)	$2.22	$	N/A
* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

(2) Prior to the Conversion Date, the Company had no shares outstanding. Net Investment Income on Per Average Share Basis and EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and December 31, 2024.

Total Investment Income

For the year ended December 31, 2024 and Period Ended December 31, 2023, total investment income were $100.8 million and $1.3 million, respectively. The increase was due to the Company commenced its operation in December 2023. The size of our investment portfolio at fair value was $785.2 million and $909.8 million as of December 31, 2023 and December 31, 2024, respectively.

Net Expenses

For the year ended December 31, 2024 and Period Ended December 31, 2023, net expenses were $49.1 million and $1.7 million, respectively, primarily attributable to interest and other debt expenses and due to the Company launched its operation in December 2023. Interest and other debt expenses was driven by $513.4 million of average borrowings at a total annualized cost of debt of 7.99% for year ended December 31, 2024.

Net Realized Gains (Losses)

During the period from December 15, 2023 to December 31, 2023, we recognized realized gain of 1.3 million. During the year ended December 31, 2024, we recognized gross realized gains of $0.1 million and gross losses of $(3.3) million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $(3.2) million which was primarily driven by the restructure of SEKO Global Logistics Network LLC due to financial underperformance. Significant realized gains (losses) for the year ended December 31, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
SEKO Global Logistics Network, LLC	$(3.2)

Net Change in Unrealized Gains (Losses)

During the period from December 15, 2023 to December 31, 2023, we recognized unrealized loss of 0.1 million. During the year ended December 31, 2024, we recognized gross unrealized gains of $2.4 million and gross unrealized losses of $(11.1) million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $(8.7) million. Net change in unrealized gains (losses) for the year ended December 31, 2024 was primarily driven by the financial underperformance of FEV Acquisition Corporation and Congruex. Significant changes in unrealized gains (losses) for the year ended December 31, 2024 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
FEV Acquisition Corporation	$(4.7)
Congruex	(1.6)

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2024:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$578.7	$—	$—	$578.7	$—
Total Debt Obligations	$578.7	$—	$—	$578.7	$—

(1)
As of December 31, 2024, aggregate lender commitments under the Senior Secured Facility totaled $650 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2024 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2024. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the year ended December 31, 2024 and Period Ended December 31, 2023, PIK income totaled $2.5 million and $- on total investment income of $100.8 million and $1.3 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the year ended December 31, 2024 for more information relating to our investment valuation.

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

As of December 31, 2024, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$5.0 million	$0.336
Up 100 basis points	3.3 million	0.224
Up 50 basis points	1.7 million	0.112
Down 50 basis points	(1.7) million	(0.111)
Down 100 basis points	(3.3) million	(0.220)
Down 150 basis points	(4.9) million	(0.328)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Middle Market Apollo Institutional Private Lending:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Middle Market Apollo Institutional Private Lending and its subsidiary (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2024 and the period from December 15, 2023 (Commencement Date) to December 31, 2023, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of operations, changes in net assets, and cash flows for the year ended December 31, 2024 and the period from December 15, 2023 (Commencement Date) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian, brokers and selling or agent banks; when replies were not received from brokers and selling or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Level 3 Investments — Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1.
We tested the design and implementation of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
2.
We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources.
3.
For a selected sample of Level 3 investments, we performed procedures with the assistance of internal fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions utilized.

/s/ Deloitte & Touche LLP

New York, New York

March 17, 2025

We have served as the auditor of the Company since 2023.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $918,595 and $785,277, respectively)	$909,845	$785,199
Cash and cash equivalents	33,276	3,176
Foreign currencies (cost $711 and $—, respectively)	678	—
Receivable for investments sold	8,607	1,558
Interest receivable	5,399	1,262
Total assets	$957,804	$791,195

Liabilities
Debt	$573,522	$494,845
Distributions payable	13,169	—
Interest payable	3,256	606
Service fees payable	—	38
Accrued organization cost	—	470
Accrued administrative services expense payable	1,414	—
Other liabilities and accrued expenses	1,916	786
Total liabilities	$593,277	$496,745
Total Net Assets	$364,527	$294,450

Net Assets (Note 6)
Limited Owners' Capital	$—	$294,450
Common shares, $0.001 par value (14,922,603 shares issued and outstanding as of December 31, 2024)	15	—
Capital in excess of par value	375,365	—
Accumulated under-distributed (over-distributed) earnings	(10,853)	—
Net Assets	$364,527	$294,450

Net Asset Value Per Share	$24.43	N/A

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,	Period Ended December 31,
	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$97,165	$1,326
Payment-in-kind interest income	2,487	—
Other income	1,101	—
Total Investment Income	$100,753	$1,326
Operating Expenses
Interest and other debt expenses	$42,191	$638
Service fees	553	38
Management fees	2,819	—
Performance-based incentive fees	4,966	—
Legal expenses	1,856	—
Administrative service expenses	1,420	—
Organization costs	—	470
Other general and administrative expenses	3,051	550
Total expenses	56,856	1,696
Management and performance-based incentive fees waived	(7,785)	—
Net Expenses	$49,071	$1,696
Net Investment Income	$51,682	$(370)
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(3,235)	$1,310
Foreign currency transactions	(18)	—
Net realized gains (losses)	$(3,253)	$1,310
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(8,673)	(77)
Foreign currency transactions	(33)	—
Foreign currency translations	200	—
Net unrealized gains (losses)	(8,506)	(77)
Net Realized and Change in Unrealized Gains (Losses)	$(11,759)	$1,233
Net Increase (Decrease) in Net Assets Resulting from Operations	$39,923	$863

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except share and per share data)

	Year Ended December 31,	Period Ended December 31,
	2024	2023
Operations
Net investment income	$51,682	$(370)
Net realized gains (losses)	(3,253)	1,310
Net change in unrealized gains (losses)	(8,506)	(77)
Net Increase (Decrease) in Net Assets Resulting from Operations	$39,923	$863

Distributions to Shareholders
Distribution of net investment income	$(41,586)	$—
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(41,586)	$—

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 1 and Note 6)	$71,290	$293,587
Distributions reinvested	450	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$71,740	$293,587

Net Assets
Net increase (decrease) in net assets during the period	$70,077	$294,450
Net assets at beginning of period	294,450	—
Net Assets at End of Period	$364,527	$294,450

Capital Share Activity
Shares issued during the period (Note 1 and Note 6)	14,905,385	—
Shares issued from distributions reinvested	17,218	—
Shares issued and outstanding at beginning of period	—	—
Shares Issued and Outstanding at End of Period	14,922,603	—

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended December 31,	Period Ended December 31,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$39,923	$863
Net realized (gain) loss on investments	3,253	(1,310)
Net change in unrealized (gains) losses on investments	8,506	77
Payment-in-kind interest capitalized	(2,559)	—
Net accretion of discount and amortization of premium	(3,818)	(63)
Amortization of deferred financing costs	1,176	32
Increase (decrease) from foreign currency transactions	(18)	—
Purchases of investments	(241,311)	(785,461)
Proceeds from sale of investments and principal repayments	111,134	1,558
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(4,137)	(1,262)
Increase (decrease) in dividend payable	13,169	—
Increase (decrease) in interest payable	2,650	606
Decrease (increase) in receivable for investments sold	(7,049)	(1,558)
Increase (decrease) in service fees payable	(38)	38
Increase (decrease) in accrued administrative services expense payable	1,414	—
Increase (decrease) in other liabilities and accrued expenses	660	1,256
Net Cash Used in/Provided by Operating Activities	$(77,044)	$(785,224)

Financing Activities
Issuances of debt	$170,872	$500,000
Payments of debt	(92,000)	—
Financing costs paid and deferred	(1,171)	(5,187)
Proceeds from issuance of common shares	71,290	293,587
Distributions paid	(41,136)	—
Net Cash Used in/Provided by Financing Activities	$107,854	$788,400

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents during the period	$30,810	$3,176
Effect of foreign exchange rate changes on cash and cash equivalents	(33)	—
Cash and cash equivalents at beginning of period	3,176	—
Cash and Cash Equivalents at the End of Period	$33,954	$3,176

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$38,365	$—
Reinvestment of distributions during the period	450	—
PIK income	2,487	—

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Aerospace & Defense
Jonathan Acquisition Company
Jonathan Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/22/2026	$7,897	$7,826	$7,769	(10)
SI Holdings, Inc.
SI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	12/31/2027	7,896	7,830	7,879	(10)
		Total Aerospace & Defense			$15,656	$15,648
Air Freight & Logistics
PrimeFlight Acquisition, LLC
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2029	$7,900	$7,698	$7,900	(10)
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/27/2030	1,834	1,833	1,834	(10)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,736	2,737	(6)(21)
					4,569	4,571
		Total Air Freight & Logistics			$12,267	$12,471
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/5/2025	$7,896	$7,854	$7,884	(10)
Cool Buyer, Inc.
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	34	34	(6)(15)(21)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/2030	4,800	4,730	4,728	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/2030	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/2030	—	(1)	(1)	(15)(18)(19)(20)
					4,762	4,760
		Total Automobile Components			$12,616	$12,644
Building Products
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	$7,400	$7,253	$7,252	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030		(1)	(1)	(15)(18)(20)
		Total Building Products			$7,252	$7,251

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Capital Markets
Stout
Stout Intermediate II, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	11/22/2027	$7,898	$7,792	$7,858	(9)
		Total Capital Markets			$7,792	$7,858
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+450, 4.50% Floor	8/19/2029	$9,385	$9,209	$9,197	(9)(15)(17)
	First Lien Secured Debt - Revolver	S+460, 2.50% Floor	8/19/2029	43	43	43	(9)(15)(17)(19)(20)
					9,252	9,240
Lunar Buyer, LLC
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/3/2030	4,800	4,707	4,704	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/3/2030	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/3/2030	11	9	9	(10)(15)(19)(20)
					4,715	4,712
Universal Fiber Systems LLC
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+561, 1.00% Floor	9/30/2028	7,483	7,425	7,325	(10)
		Total Chemicals			$21,392	$21,277
Commercial Services & Supplies
Applied Technical Services, LLC
Applied Technical Services, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	12/29/2026	$7,897	$7,795	$7,757	(10)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	8,778	8,674	8,690	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	3	2	2	(10)(15)(19)(20)
					8,675	8,691
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	1/24/2026	7,891	7,851	7,858	(10)
CRS Holdings, Inc.
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/6/2030	1,822	1,788	1,795	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	6/6/2030	—	—	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/6/2030	—	(1)	(1)	(15)(18)(19)(20)
					1,787	1,793

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Encore Fire Protection
Encore Holdings, LLC	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	11/23/2028	7,898	7,787	7,976	(10)
GS SEER Group Borrower LLC
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	4/29/2030	7,900	7,707	7,781	(10)
Jones
JF Acquisition, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	7/31/2026	7,897	7,897	7,887	(10)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	S+643, 1.00% Floor	10/31/2025	8,863	8,833	8,824	(10)
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Delayed Draw	S+715, 1.00% Floor	3/24/2028	7,899	7,767	7,719	(9)
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/2/2028	7,898	7,822	7,802	(10)
RailPros Consolidated, Inc.
RailPros Consolidated, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	7/31/2026	6,910	6,902	6,910	(9)
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/22/2027	7,898	7,374	7,377	(10)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	8/12/2028	7,899	7,769	7,761	(10)
Vixxo Corporation
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030	4,950	4,880	4,876	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030	—	—	(1)	(15)(18)(19)(20)
					4,880	4,875
		Total Commercial Services & Supplies			$100,846	$101,011
Communications Equipment
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 1.50% Floor	5/3/2029	$8,060	$7,874	$6,272	(4)(10)
		Total Communications Equipment			$7,874	$6,272
Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	$8,678	$8,514	$8,526	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	169	165	165	(10)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	22	20	20	(10)(15)(19)(20)
					8,699	8,711

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	3/11/2027	7,898	7,819	7,838	(10)
Kauffman Intermediate, LLC
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	5/8/2025	8,361	8,335	7,935	(9)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+690, 1.00% Floor	2/7/2028	7,899	7,711	7,781	(10)
Pavement Preservation Acquisition, LLC
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/9/2030	4,775	4,684	4,680	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/9/2030	100	98	98	(10)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/9/2030	—	(2)	(2)	(15)(18)(19)(20)
					4,780	4,776
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	12/31/2025	8,015	7,977	7,982	(9)
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	4,700	4,630	4,630	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	—	(2)	(2)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	8	7	7	(10)(15)(19)(20)
					4,635	4,635
		Total Construction & Engineering			$49,956	$49,658
Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$7,861	$7,717	$7,723	(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	—	(2)	(2)	(15)(18)(19)(20)
					7,715	7,721
THLP CO., LLC
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	1/31/2027	8,389	8,377	8,305	(10)
		Total Consumer Staples Distribution & Retail			$16,092	$16,026
Containers & Packaging
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	$9,776	$9,637	$9,629	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/20/2029	—	(1)	(1)	(15)(18)(19)(20)
		Total Containers & Packaging			$9,635	$9,627

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+565, 1.00% Floor	6/16/2027	$7,680	$7,591	$7,613	(10)
FEV Acquisition Corporation
FEV Acquisition Corporation	First Lien Secured Debt - Term Loan	6.50%	7/15/2028	8,228	7,369	2,683	(5)(17)
	First Lien Secured Debt - Delayed Draw	13.50%	7/15/2028	176	176	169	(5)(17)(19)(20)
					7,545	2,852
Go Car Wash Management, Corp.
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/31/2026	7,898	7,803	7,696	(10)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030	1,891	1,864	1,862	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030	—	—	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030	—	(1)	(1)	(15)(18)(19)(20)
					1,863	1,860
Owl Acquisition, LLC
Owl Acquisition, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	2/4/2028	8,000	7,953	7,960	(10)
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/23/2027	7,959	7,808	7,905	(10)
Regis Corporation
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	6/24/2029	10,591	10,397	10,379	(9)(15)
	First Lien Secured Debt - Revolver	S+450, 2.50% Floor	6/24/2029	17	15	15	(9)(15)(19)(20)
					10,412	10,394
TCW Midco LLC
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/2029	4,800	4,753	4,752	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/2029	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/2029	—	(1)	(1)	(15)(18)(19)(20)
					4,751	4,750
Ultra Clean Holdco LLC
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/1/2030	6,773	6,662	6,672	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/1/2030	856	832	824	(10)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/1/2030		(1)	(1)	(15)(18)(19)(20)
					7,493	7,495
		Total Diversified Consumer Services			$63,219	$58,525

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029		$6,408	$6,298	$6,344	(10)
		Total Electrical Equipment				$6,298	$6,344
Electronic Equipment, Instruments & Compone
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	12/1/2027		$7,898	$7,839	$7,898	(9)
		Total Electronic Equipment, Instruments & Components				$7,839	$7,898
Energy Equipment & Services
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	7/22/2030	C$	8,778	$6,275	$6,027	(12)(15)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/22/2030		998	981	980	(10)(15)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	7/22/2030	C$	12	8	7	(12)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	7/22/2030	C$	—	(1)	(1)	(15)(17)(18)(19)(20)
		Total Energy Equipment & Services				$7,263	$7,013
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027		$7,692	$7,692	$7,692	(10)
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	7/23/2029		4,876	4,785	4,790	(10)(15)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	7/23/2029		15	13	13	(10)(15)(17)(19)(20)
						4,798	4,803
		Total Entertainment				$12,490	$12,495
Financial Services
Gabriel Partners, LLC
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	9/21/2026		$7,896	$7,857	$7,778	(9)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 0.75% Floor	10/4/2030		9,776	9,776	9,736	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+485, 0.75% Floor	10/4/2030		12	12	12	(10)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/4/2030		—	—	—	(15)(19)(20)
						9,788	9,748
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	1/31/2031		4,900	4,850	4,848	(10)(15)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2031		—	(1)	(1)	(15)(18)(19)(20)
						4,849	4,847

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/4/2028	7,917	7,891	7,881	(10)
		Total Financial Services			$30,385	$30,254
Food Products
Berner Food & Beverage, LLC
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	7/30/2027	$7,898	$7,659	$7,720	(10)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	12/29/2027	7,898	7,810	7,829	(9)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	1/17/2026	7,877	7,817	7,757	(10)
		Total Food Products			$23,286	$23,306
Ground Transportation
Beacon Mobility Corp.
Beacon Mobility Corp.	First Lien Secured Debt - Delayed Draw	S+635, 1.00% Floor	12/31/2025	$7,867	$7,853	$7,816	(10)(15)
HENIFF HOLDCO LLC
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	12/3/2026	7,895	7,868	7,855	(9)
		Total Ground Transportation			$15,721	$15,671
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	3/8/2028	$7,899	$7,722	$7,622	(10)
CSHC Buyerco, LLC
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	9/8/2026	7,898	7,804	7,726	(10)
Dragonfly Health, Inc.
Dragonfly Health, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	11/19/2027	7,898	7,785	7,898	(10)
Medical Guardian, LLC
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	4/26/2028	7,919	7,865	7,879	(10)
Solmetex
Solmetex, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	1/14/2027	7,898	7,821	7,968	(10)
		Total Health Care Equipment & Supplies			$38,997	$39,093
Health Care Providers & Services
EmpiRx Health LLC
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	8/5/2027	$7,898	$7,869	$7,898	(10)

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
EyeSouth
SCP Eye Care Services, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/7/2029	7,899	7,668	7,765	(10)(15)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+650 Cash plus 1.00% PIK, 1.00% Floor	11/22/2026	7,919	7,858	7,758	(9)
Kure Pain Holdings, Inc.
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	8/27/2027	7,896	7,895	7,896	(10)
MAXOR ACQUISITION INC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	3/1/2029	7,899	7,732	7,821	(10)
Midwest Vision Partners Management, LLC
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	S+450 Cash plus 2.00% PIK, 1.00% Floor	1/12/2027	7,686	7,553	7,590	(9)(15)
	First Lien Secured Debt - Term Loan	S+650 PIK, 1.00% Floor	1/12/2027	417	410	333	(9)(15)
					7,963	7,923
Pace Health Companies, LLC
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	8/2/2026	7,896	7,843	7,841	(10)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	7,761	7,620	7,606	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	44	42	41	(10)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(1)	(2)	(15)(18)(19)(20)
					7,661	7,645
SBH Buyer, LLC
Salisbury House, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	2/28/2026	8,000	7,934	7,915	(10)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	5/4/2029	7,900	7,833	7,801	(10)
Thomas Scientific, LLC
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+325 Cash plus 4.50% PIK, 1.00% Floor	12/14/2027	8,029	7,926	7,850	(9)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	12/31/2028	1,576	1,549	1,576	(10)
	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	11/27/2026	5,939	5,837	5,939	(10)
					7,386	7,515
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/27/2028	8,000	7,904	7,828	(10)(15)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+550 Cash plus 1.50% PIK, 1.00% Floor	6/30/2026	8,066	7,953	7,813	(10)

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	3/31/2027	7,897	7,809	7,061	(9)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	3/9/2027	7,898	7,742	7,741	(10)
		Total Health Care Providers & Services			$124,976	$124,071
Health Care Technology
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	10/22/2027	$7,896	$7,896	$7,896	(10)
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	9/30/2027	7,844	7,664	7,745	(10)
		Total Health Care Technology			$15,560	$15,641
Hotels, Restaurants & Leisure
American West Restaurant Group Holdings LLC
American West Restaurant Group Holdings LLC	First Lien Secured Debt - Term Loan	7.75%	2/2/2028	$7,939	$7,689	$7,119	(5)(9)
Cave Enterprises Operations, LLC
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	S+660, 1.50% Floor	8/9/2028	7,920	7,920	7,920	(9)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028	7,835	7,740	7,717	(9)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030	8,800	8,675	8,668	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/1/2030	49	47	47	(10)(15)(20)
					8,721	8,714
YTC Enterprises, LLC
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	8/16/2026	7,508	7,411	7,245	(9)
		Total Hotels, Restaurants & Leisure			$39,481	$38,715
Insurance
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	6/29/2028	$7,898	$7,773	$7,858	(9)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/2027	7,898	7,815	7,819	(10)
		Total Insurance			$15,588	$15,677

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
IT Services
Distinct Holdings Inc
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	7/18/2029	$9,875	$9,715	$9,717	(10)(15)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	7/18/2029	—	(2)	(2)	(15)(18)(19)(20)
					9,713	9,715
TeamLINX Buyer, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/18/2030	4,900	4,827	4,827	(10)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/18/2030	—	(1)	(1)	(15)(18)(19)(20)
					4,826	4,826
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	9,875	9,734	9,727	(10)(15)
Sysnet North America, Inc.	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	53	52	52	(10)(15)(19)(20)
					9,786	9,779
		Total IT Services			$24,325	$24,320
Leisure Products
Dan Dee International Holdings, Inc.
Dan Dee International Holdings, Inc.	First Lien Secured Debt - Term Loan	S+710, 1.00% Floor	2/1/2026	$6,673	$6,664	$6,634	(10)
Lash OpCo, LLC
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 4.35% PIK, 1.00% Floor	3/18/2026	8,401	8,347	8,231	(10)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Term Loan	S+625 Cash plus 2.00% PIK, 1.00% Floor	10/4/2027	46	46	45	(10)
	First Lien Secured Debt - Delayed Draw	S+625 Cash plus 2.00% PIK, 1.00% Floor	10/4/2027	5,253	5,045	5,115	(10)
					5,091	5,160
		Total Leisure Products			$20,102	$20,025
Life Sciences Tools & Services
VCR Buyer, Inc.
VCR Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675 Cash plus 1.00% PIK, 0.75% Floor	4/28/2028	$8,017	$7,621	$7,174	(9)
		Total Life Sciences Tools & Services			$7,621	$7,174
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	2/26/2027	$8,000	$7,903	$7,912	(10)
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/9/2027	7,898	7,777	7,857	(9)
		Total Machinery			$15,680	$15,769

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Media
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/2026	$7,897	$7,761	$7,735	(10)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	8/15/2028	7,894	7,637	7,614	(10)
		Total Media			$15,398	$15,349
Personal Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/3/2028	$7,899	$7,774	$7,747	(10)
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	1,790	1,753	1,754	(10)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(1)	(1)	(15)(18)(19)(20)
					1,752	1,753
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+465, 1.00% Floor	11/29/2027	7,898	7,894	7,786	(10)
		Total Personal Products			$17,420	$17,286
Pharmaceuticals
AHP Timberwolf Bidco Corp.
AHP Timberwolf Bidco Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/6/2031	$9,900	$9,710	$9,702	(10)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/6/2031	—	(2)	(2)	(15)(18)(19)(20)
					9,708	9,700
Orion Buyer, LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/18/2030	8,778	8,612	8,602	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/18/2030	—	(1)	(2)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+400, 1.00% Floor	7/18/2030	20	18	18	(10)(15)(19)(20)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	93	(6)(15)(21)
	Unsecured Debt - Promissory Note	11.34%	7/18/2030	19	19	19	(15)
					8,747	8,730
Saffron Bidco Ltd
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	9/11/2031	9,530	9,342	9,339	(11)(15)(17)
	First Lien Secured Debt - Term Loan	E+575, 0.75% Floor	9/11/2031	€96	104	97	(13)(15)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.75% Floor	9/11/2031	£—	—	(3)	(15)(17)(18)(19)(20)
					9,446	9,433

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	7,900	7,850	7,900	(10)
		Total Pharmaceuticals			$35,751	$35,763
Professional Services
Career Certified, LLC
Career Certified, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/18/2026	$7,897	$7,709	$7,787	(10)
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+810, 1.00% Floor	4/7/2029	7,899	7,747	7,742	(10)
KL Charlie Acquisition Company
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/30/2026	7,897	7,759	7,818	(10)
North Highland Company LLC
The North Highland Company LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/22/2031	4,800	4,752	4,752	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/22/2031	—	—	—	(15)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/2030	20	19	19	(10)(15)(19)(20)
					4,771	4,771
		Total Professional Services			$27,986	$28,118
Software
AMI Buyer, Inc.
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/17/2031	$4,900	$4,834	$4,827	(10)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/17/2031	24	23	23	(10)(15)(19)(20)
					4,857	4,850
CM Acquisitions Holdings Inc.
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+350 Cash plus 2.50% PIK, 1.00% Floor	5/6/2026	8,148	8,105	7,869	(10)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	6/24/2027	7,898	7,835	7,740	(10)
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	9,800	9,655	9,653	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(1)	(1)	(15)(18)(19)(20)
					9,653	9,651
		Total Software			$30,450	$30,110

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Specialty Retail
Club Champion LLC
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/14/2029	$8,856	$8,732	$8,701	(10)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/14/2029	37	35	35	(10)(15)(19)(20)
					8,767	8,736
Paladone Group Bidco Limited
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/12/2027	7,898	7,825	7,867	(10)(17)
		Total Specialty Retail			$16,592	$16,603
Textiles, Apparel & Luxury Goods
MTI Group Acquisition Company
MTI Group Acquisition Company	First Lien Secured Debt - Term Loan	S+610 Cash plus 1.00% PIK, 1.00% Floor	3/31/2025	$7,932	$7,914	$7,912	(4)(10)(17)
		Total Textiles, Apparel & Luxury Goods			$7,914	$7,912
Trading Companies & Distributors
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	1/10/2029	$7,899	$7,768	$7,813	(10)
MacQueen Equipment
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	1/7/2028	7,816	7,773	7,816	(9)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	9,776	9,635	9,629	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(1)	(1)	(15)(18)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	26	25	25	(10)(15)(19)(20)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	31	(6)(15)(21)
					9,689	9,684
		Total Trading Companies & Distributors			$25,230	$25,313
Transportation Infrastructure
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/9/2029	$3,781	$3,730	$3,743	(10)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/9/2029	40	39	39	(10)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/9/2029	—	(1)	(1)	(15)(18)(19)(20)
		Total Transportation Infrastructure			$3,768	$3,781
Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt - Term Loan	S+601, 1.00% Floor	8/9/2027	$8,000	$7,877	$7,876	(10)
		Total Wireless Telecommunication Services			$7,877	$7,876
Total Investments					$918,595	$909,845

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

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
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(10)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2024 was 4.31%.
(11)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2024 was 4.25%.
(12)
The interest rate on these loans is subject to 1 month CORRA, which as of December 31, 2024 was 4.25%.
(13)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2024 was 2.57%.
(14)
The interest rate on these loans is subject to SONIA, which as of December 31, 2024 was 4.70%.
(15)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(16)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, all of the company's investments were non-controlled, non-affiliated.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2024, non-qualifying assets represented approximately 5.4% of the total assets of the Company.
(18)
The negative fair value is the result of the commitment being valued below par.
(19)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(20)
As of December 31, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
AHP Timberwolf Bidco Corp.	$100	$—	$—	$100
AMI Buyer, Inc.	100	24	—	76
American Restoration Holdings, LLC	131	22	—	109
Aspen Aerogels, Inc.	100	43	—	57
Bingo Group Buyer, Inc.	200	3	—	197
CRS Holdings, Inc.	100	—	7	93
Club Champion LLC	100	37	—	63
Cool Buyer, Inc.	200	—	—	200
Distinct Holdings Inc	100	—	—	100
FEV Acquisition Corporation (i)	—	—	—	—
GAT-Airline Ground Support Inc	160	—	—	160
GC Waves Holdings, Inc.	188	—	—	188
Generator Buyer, Inc.*	131	—	2	129
Lotus Topco Inc.	100	—	—	100
Lunar Buyer, LLC	200	11	—	189
NPPI Buyer, LLC	200	—	—	200
Omnimax International, LLC	100	—	—	100
Orion Buyer, LLC	200	20	—	180
PHOENIX YW BUYER, INC.	50	—	—	50
PMA Parent Holdings, LLC	100	—	—	100
Pavement Preservation Acquisition, LLC	100	—	—	100
Protein For Pets Opco, LLC	100	—	—	100
Rarebreed Veterinary Partners, Inc.	181	—	—	181
Regis Corporation	100	17	15	68
Saffron Bidco Ltd*	125	—	—	125
Sysnet North America, Inc.	100	53	—	47
TCW Midco LLC	200	—	—	200
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	20	—	180
Traffic Management Solutions, LLC	300	8	—	292
Ultra Clean Holdco LLC	1,336	—	—	1,336
Uniguest Holdings, Inc	200	—	—	200
Vixxo Corporation	50	—	—	50
WC ORS Buyer, Inc.	200	26	—	174
WH BorrowerCo, LLC	200	49	—	151
WildBrain Ltd.	100	15	—	85
Total Commitments	$6,152	$349	$24	$5,779

(i)
The Company had an unfunded commitment to its own discretion, hence the timing and the amount of funding has not been determined

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2024 exchange rate.

** For all letters of credit issued and outstanding on December 31, 2024, $24 will expire in 2025.

(21)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $2,895 or 0.8% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
TVG Orion Blocker, Inc.	Common Equity - Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	10/31/2024
SEKO Global Logistics Network, LLC	Common Equity - Stock	12/27/2024

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(22)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2024:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Aerospace & Defense	$15,656	$—	$—	$15,656
Air Freight & Logistics	9,531	—	2,736	12,267
Automobile Components	12,582	—	34	12,616
Building Products	7,252	—	—	7,252
Capital Markets	7,792	—	—	7,792
Chemicals	21,392	—	—	21,392
Commercial Services & Supplies	100,846	—	—	100,846
Communications Equipment	7,874	—	—	7,874
Construction & Engineering	49,956	—	—	49,956
Consumer Staples Distribution & Retail	16,092	—	—	16,092
Containers & Packaging	9,635	—	—	9,635
Diversified Consumer Services	63,219	—	—	63,219
Electrical Equipment	6,298	—	—	6,298
Electronic Equipment, Instruments & Components	7,839	—	—	7,839
Energy Equipment & Services	7,263	—	—	7,263
Entertainment	12,490	—	—	12,490
Financial Services	30,385	—	—	30,385
Food Products	23,286	—	—	23,286
Ground Transportation	15,721	—	—	15,721
Health Care Equipment & Supplies	38,997	—	—	38,997
Health Care Providers & Services	124,976	—	—	124,976
Health Care Technology	15,560	—	—	15,560
Hotels, Restaurants & Leisure	39,481	—	—	39,481
Insurance	15,588	—	—	15,588
IT Services	24,325	—	—	24,325
Leisure Products	20,102	—	—	20,102
Life Sciences Tools & Services	7,621	—	—	7,621
Machinery	15,680	—	—	15,680
Media	15,398	—	—	15,398
Personal Products	17,420	—	—	17,420
Pharmaceuticals	35,633	19	99	35,751
Professional Services	27,986	—	—	27,986
Software	30,450	—	—	30,450
Specialty Retail	16,592	—	—	16,592
Textiles, Apparel & Luxury Goods	7,914	—	—	7,914
Trading Companies & Distributors	25,200	—	30	25,230
Transportation Infrastructure	3,768	—	—	3,768
Wireless Telecommunication Services	7,877	—	—	7,877
Total	$915,677	$19	$2,899	$918,595

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(23)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2024:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Aerospace & Defense	$15,648	$—	$—	$15,648	4.3%
Air Freight & Logistics	9,734	—	2,737	12,471	3.4%
Automobile Components	12,610	—	34	12,644	3.5%
Building Products	7,251	—	—	7,251	2.0%
Capital Markets	7,858	—	—	7,858	2.2%
Chemicals	21,277	—	—	21,277	5.8%
Commercial Services & Supplies	101,011	—	—	101,011	27.8%
Communications Equipment	6,272	—	—	6,272	1.7%
Construction & Engineering	49,658	—	—	49,658	13.6%
Consumer Staples Distribution & Retail	16,026	—	—	16,026	4.4%
Containers & Packaging	9,627	—	—	9,627	2.6%
Diversified Consumer Services	58,525	—	—	58,525	16.1%
Electrical Equipment	6,344	—	—	6,344	1.7%
Electronic Equipment, Instruments & Components	7,898	—	—	7,898	2.2%
Energy Equipment & Services	7,013	—	—	7,013	1.9%
Entertainment	12,495	—	—	12,495	3.4%
Financial Services	30,254	—	—	30,254	8.3%
Food Products	23,306	—	—	23,306	6.4%
Ground Transportation	15,671	—	—	15,671	4.3%
Health Care Equipment & Supplies	39,093	—	—	39,093	10.7%
Health Care Providers & Services	124,071	—	—	124,071	34.0%
Health Care Technology	15,641	—	—	15,641	4.3%
Hotels, Restaurants & Leisure	38,715	—	—	38,715	10.6%
Insurance	15,677	—	—	15,677	4.3%
IT Services	24,320	—	—	24,320	6.7%
Leisure Products	20,025	—	—	20,025	5.5%
Life Sciences Tools & Services	7,174	—	—	7,174	2.0%
Machinery	15,769	—	—	15,769	4.3%
Media	15,349	—	—	15,349	4.2%
Personal Products	17,286	—	—	17,286	4.7%
Pharmaceuticals	35,651	19	93	35,763	9.8%
Professional Services	28,118	—	—	28,118	7.7%
Software	30,110	—	—	30,110	8.3%
Specialty Retail	16,603	—	—	16,603	4.6%
Textiles, Apparel & Luxury Goods	7,912	—	—	7,912	2.2%
Trading Companies & Distributors	25,282	—	31	25,313	6.9%
Transportation Infrastructure	3,781	—	—	3,781	1.0%
Wireless Telecommunication Services	7,876	—	—	7,876	2.2%
Total	$906,931	$19	$2,895	$909,845	249.6%
% of Net Assets	248.8%	0.0%	0.8%	249.6%

See notes to the consolidated financial statements.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Percentage of Total Investments (at Fair Value) as of December 31, 2024
Industry Classification
Health Care Providers & Services	13.6%
Commercial Services & Supplies	11.0%
Diversified Consumer Services	6.3%
Construction & Engineering	5.5%
Health Care Equipment & Supplies	4.3%
Hotels, Restaurants & Leisure	4.3%
Pharmaceuticals	3.9%
Financial Services	3.3%
Software	3.3%
Professional Services	3.1%
Trading Companies & Distributors	2.8%
IT Services	2.7%
Food Products	2.6%
Chemicals	2.3%
Leisure Products	2.2%
Personal Products	1.9%
Specialty Retail	1.8%
Consumer Staples Distribution & Retail	1.8%
Machinery	1.7%
Insurance	1.7%
Ground Transportation	1.7%
Aerospace & Defense	1.7%
Health Care Technology	1.7%
Media	1.7%
Automobile Components	1.4%
Entertainment	1.4%
Air Freight & Logistics	1.4%
Containers & Packaging	1.1%
Textiles, Apparel & Luxury Goods	0.9%
Electronic Equipment, Instruments & Components	0.9%
Wireless Telecommunication Services	0.9%
Capital Markets	0.9%
Building Products	0.8%
Life Sciences Tools & Services	0.8%
Energy Equipment & Services	0.8%
Electrical Equipment	0.7%
Communications Equipment	0.7%
Transportation Infrastructure	0.4%
100.0%

Geographic Region	December 31, 2024
United States	94.6%
Canada	2.4%
United Kingdom	1.9%
Europe	1.1%
100.0%

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

As of December 31, 2024 and December 31, 2023, the Company's sole consolidated subsidiary was AP Leaf, LLC (“AP Leaf”), a Delaware limited liability company.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of December 31, 2024 and December 31, 2023 were $33,276 and $3,176 respectively.

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

Investment Valuation Process

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the year ended December 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

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

As of December 31, 2024, MMAIPL was taxed as a RIC for U.S. federal income tax purposes.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Related Party Agreements and Transactions

Advisory Agreement

On March 15, 2024, the Company entered into an advisory agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

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

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

For the year ended December 31, 2024 and the Period Ended December 31, 2023, the Company recognized $2,819 and $– respectively, of management fees, and $4,966 and $– respectively, of performance-based incentive fees before impact of waived fees. For the year ended December 31, 2024 and the Period Ended December 31, 2023, $2,819 and $– respectively, of management fees, were waived and $4,966 and $– respectively, of performance-based incentive fees were waived.

As of December 31, 2024 and December 31, 2023, there were no amounts payable to the Advisor relating to management fees or incentive fees.

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

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Servicing Fee Agreement

As part of the Transaction Agreement, the Company entered into an agreement with the Servicer, for the Servicer to provide, or oversee the performance of, administrative and compliance services, including, but not limited to, (a) possessing, keeping and maintaining the books and records of the Company; (b) preparing and delivering financial information (including financial statements); and (c) the day-to-day administration of the loan portfolio, including opening and maintaining bank accounts for the Company and receiving and disbursing funds therefrom. The Company acknowledges that these services, in whole or in part, will be sub-contracted to MidCap Financial Services, LLC.

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

For the year ended December 31, 2024 and the Period Ended December 31, 2023, the Company recognized $553 and $38 respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

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

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

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

Co-Investment Activity

We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board's approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of December 31, 2024, the Company’s co-investment holdings were 29.8% of the portfolio or $270,802, measured at fair value. On a cost basis, 29.5% of the portfolio or $271,257 were co-investments.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$915,677	$906,931	$—	$14,183	$892,748
Unsecured Debt	19	19	—	—	19
Common Equity/Interests	2,899	2,895	—	—	2,895
Total Investments at Fair Value	$918,595	$909,845	$—	$14,183	$895,662

The following table shows the composition of our investments as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$785,277	$785,199	$—	$7,979	$777,220
Total Investments at Fair Value	$785,277	$785,199	$—	$7,979	$777,220

Fair Value Measurement and Disclosures

The following tables show changes in the fair value of our Level 3 investments during the year ended December 31, 2024 and Period Ended December 31, 2023:

	Year Ended December 31, 2024
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2023	$777,220	—	—	777,220
Net realized gains (losses)	(3,154)	—	—	(3,154)
Net change in unrealized gains (losses)	(7,145)	—	(5)	(7,150)
Net amortization on investments	5,095	—	—	5,095
Purchases, including capitalized PIK (2)	276,581	19	2,900	279,500
Sales (2)	(148,089)	—	—	(148,089)
Transfers out of Level 3 (1)	(7,760)	—	—	(7,760)
Transfers into Level 3 (1)	—	—	—	—
Fair value as of December 31, 2024 (3)	$892,748	$19	$2,895	$895,662

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2024	$(7,145)	$—	$(5)	$(7,150)

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
(3)
Includes unfunded commitments measured at fair value of $(84).

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Period Ended December 31, 2023
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 15, 2023	$—			$—
Net realized gains (losses)	1,262			1,262
Net change in unrealized gains (losses)	(77)			(77)
Net amortization on investments	63			63
Purchases, including capitalized PIK (3)	777,546			777,546
Sales (3)	(1,574)			(1,574)
Transfers out of Level 3 (1)	—			—
Transfers into Level 3 (1)	—			—
Fair value as of December 31, 2023	$777,220			$777,220

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2023	$(77)			$(77)

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
(3)
Includes unfunded commitments measured at fair value of $-.

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$839,729	Yield Analysis	Discount Rate	8.6%	19.9%	11.1%
	2,852	Market Comparable Technique	Comparable Multiple	2.0x	2.0x	2.0x
	50,167	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Unsecured Debt	19	Market Comparable Technique	Comparable Multiple	20.5x	20.5x	20.5x
Common Equity/Partnership Interests	2,861	Market Comparable Technique	Comparable Multiple	9.0x	20.5x	10.8x
	34	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Total Level 3 Investments	$895,662

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

Investment Transactions

For the year ended December 31, 2024, and Period Ended December 31, 2023 purchases of investments on a trade date basis were $241,311 and $785,461, respectively. For the year ended December 31, 2024, and Period Ended December 31, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $104,409 and $1,558, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the year ended December 31, 2024 and Period Ended December 31, 2023, PIK income earned was $2,487 and $—, respectively.

The following table shows the change in capitalized PIK balance for the year ended December 31, 2024 and Period Ended December 31, 2023:

	Year Ended December 31,	Period Ended December 31,
	2024	2023
PIK balance at beginning of period	$1,280	$1,280
PIK income capitalized	2,559	—
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$3,839	$1,280

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024, the Company's asset coverage was 163.0%.

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

As of December 31, 2024, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $578,672 with the fair value of $578,325 and deferred financing costs of $5,150. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of December 31, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

As of December 31, 2023, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $500,000 with fair value of $500,000 and deferred financing costs of $5,155.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2024 and Period Ended December 31, 2023:

	Year Ended December 31,	Period Ended December 31,
	2024	2023
Average debt outstanding	$513,410	$500,000
Maximum amount of debt outstanding	578,676	500,000

Weighted average annualized interest cost (1)	7.77%	8.74%
Annualized amortized debt issuance cost	0.23%	0.45%
Total annualized interest cost	7.99%	9.19%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. No commitment fees accrued for the year ended December 31, 2024.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	6,000	$4,372	$4,172	$200	10/10/2024
Total			$4,372	$4,172	$200

The Company had no foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2023

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

As of December 31, 2024 and December 31, 2023, the Company had the following Capital Commitments, pursuant to Subscription Agreements, and contributions from its stockholders:

	December 31, 2024			December 31, 2023
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$475,000	$364,877	$77%	$433,333	$293,587	$68%

The following table summarizes the Common Shares of the Company issued for the period between Conversion Date to December 31, 2024:

	For Period between March 15
	and December 31, 2024
	Shares	Amount
Proceeds from shares sold	2,759,788	$71,290
Distributions reinvested	17,218	450
Total net increase (decrease)	2,777,006	$71,740

The following table presents distributions that were declared during the year ended December 31, 2024:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
September 19, 2024	September 19, 2024	September 20, 2024	$1.0983	$15,879
November 13, 2024	November 12, 2024	December 12, 2024	0.8662	12,538
December 30, 2024	December 30, 2024	January 28, 2025	0.8825	13,169
			$2.8470	$41,586

* Totals may not foot due to rounding.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10:

For Period between March 15, 2024 (1) and December 31,
2024
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$30,733
Weighted average shares outstanding	13,815,298
Basic earnings (loss) per share	$2.22

(1) Prior to the Conversion Date, the Company had no shares outstanding. EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and December 31, 2024.

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2024	December 31, 2023
Unfunded revolver obligations and bridge loan commitments (1)	$2,597	$—
Standby letters of credit issued and outstanding (2)	24	—
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	3,182	—
Total Unfunded Commitments (4)	$5,803	$—

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2024, no bridge loan commitments were outstanding.
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
(4)
The Company also had an unfunded revolver commitment to FEV Acquisition Corporation of $176 and $- as of December 31, 2024 and December 31, 2023, respectively. Given the commitment is subject to Company’s discretion, the timing and the amount of the funding has not been determined.

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company commenced operations. The Company is obligated to reimburse the Adviser for such expenses. The total organization and offering costs incurred were $469, which were recognized by the Company when it commenced operations.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of December 31, 2024, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

Note 9. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. For periods prior to the effectiveness of our RIC election, the Company was taxed as a partnership for U.S. federal income tax purposes. The tax character of distributions paid to stockholders during the period from Conversion Date to December 31, 2024 was as follows:

For Period between March 15, 2024 and December 31,
2024
Ordinary income	$41,586
Capital gains	—
Return of capital	—
Total distributions paid to stockholders	$41,586

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table reconciles the net increase in net assets resulting from operations to taxable income for the period from Conversion Date to December 31, 2024:

For Period between March 15, 2024 and December 31,
2024
Net increase (decrease) in net assets resulting from operations	$30,733
Adjustments:
Net realized losses (gains)	3,534
Net change in unrealized losses (gains)	8,598
Income not currently taxable	—
Income (loss) recognized for tax but not book	197
Expenses not currently deductible	—
Expenses incurred for tax but not book	—
Realized gain/loss differences	—
Taxable income before deductions for distributions	$43,062

The following table shows the components of accumulated losses on a tax basis for the period from Conversion Date to December 31, 2024:

For Period between March 15, 2024 and December 31,
2024
Undistributed ordinary income	$2,387
Capital loss carryforward	—
Other temporary book-to-tax differences	—
Post-October capital loss deferral	(3,095)
Unrealized appreciation (depreciation)	(10,145)
Total accumulated under-distributed (over-distributed) earnings	$(10,853)

As of 2024, the Company did not have a post-enactment short-term or long term capital loss carryforward.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2024, the Company deferred 3,095 late-year Post-October capital losses which are deemed to arise on January 1, 2024.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions.

As of December 31, 2024, we adjusted accumulated net realized loss by $439 to $(3,095), under-distributed net investment income by $(439) to $839. Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended 2024, no U.S. federal excise tax was recorded.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the period between the Conversion Date and December 31, 2024.

For Period between March 15 and December 31, 2024

Per Share Data*
Net asset value at Conversion Date (1)	$25.00
Net investment income (2)	3.08
Net realized and change in unrealized gains (losses) (2)	(0.86)
Net increase in net assets resulting from operations	2.22
Distribution of net investment income (2)(3)	(2.85)
Net asset value at end of period	$24.43

Total return (4)	11.1%
Shares outstanding at end of period (2)	14,922,603
Weighted average shares outstanding (2)	13,815,298

Ratio/Supplemental Data
Net assets at end of period (in millions)	$364.5
Annualized ratio of operating expenses to average net assets (5)(6)	1.94%
Annualized ratio of interest and other debt expenses to average net assets (6)	11.88%
Annualized ratio of total expenses to average net assets (5)(6)	13.81%
Annualized ratio of net investment income to average net assets (6)	14.55%
Average debt outstanding (in millions)	$565.4
Average debt per share	$40.92
Annualized portfolio turnover rate (6)	13.40%
Asset coverage per unit (7)	$1,630

* Totals may not foot due to rounding.

(1)
Represents net asset value per share on the Conversion Date.
(2)
Prior to the Conversion Date, the Company had no shares outstanding. Amount has been derived based on the activity and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and December 31, 2024.
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
(5)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the twelve months ended December 31, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 3.33% and 15.21%, respectively, without the fee waivers.
(6)
Annualized for the year ended December 31, 2024. Organizational costs, servicing expense, and other non-reoccurring expenses are not annualized. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to use expense support, and other unpredictable variables.
(7)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of December 31, 2024, the Company's asset coverage was 163.0%.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Share Issuance

On January 24, 2025, the Company issued and sold 1,015,847 shares and the Company received $25 million as payment for such shares.

AP Leaf Secured Credit Facility Amendment

On March 6, 2025 (the “Third Amendment Closing Date”), AP Leaf entered into the Third Amendment to Loan and Security Agreement (“Third AP Leaf Amendment”) to its AP Leaf Secured Credit Facility, dated as of December 20, 2023, by and among AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equityholder, the lenders from time to time party thereto, Wells Fargo, National Association, as administrative agent for the Secured Parties, and Computershare Trust Company, N.A., in its capacity as collateral agent and in its capacity as trustee. Capitalized terms used but not otherwise defined herein have the meanings given to them in the Third AP Leaf Amendment.

The Third AP Leaf Amendment amends the AP Leaf Secured Credit Facility to, among other things, (i) increase the AP Leaf Secured Credit Facility Amount to $750,000, (ii) reduce the spread to 2.05% per annum, (iii) extend the Reinvestment Period to the three years after the Third Amendment Closing Date and (iv) extend the AP Leaf Secured Credit Facility Maturity Date to five years after the Third Amendment Closing Date.

Distribution Declarations

On March 17, 2025, the Company’s Board declared a base distribution of $0.7509 per share, payable on April 11, 2025 to stockholders of record as of March 17, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.7509 per share.

Name and Policy Change

On March 17, 2025, the Board approved changing the name of the Company from “Middle Market Apollo Institutional Private Lending” to “MidCap Apollo Institutional Private Lending” (the “Name Change”) and changing the Company’s non-fundamental investment policy to be to invest directly or indirectly at least 80% of the Company’s total assets (i.e., net assets plus borrowings for investment purposes) in debt instruments of varying maturities under normal circumstances (the “Policy Change”). On March 17, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to its certificate of trust solely to reflect the Name Change. The Name Change and Certificate of Amendment took effect on March 17, 2025. The Policy Change will be effective on May 16, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fiscal year ended December 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Name Change

On March 17, 2025, the Board approved changing the name of the Company from “Middle Market Apollo Institutional Private Lending” to “MidCap Apollo Institutional Private Lending”. On March 17, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Trust solely to reflect the Name Change. The Name Change and Certificate of Amendment took effect on March 17, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, three of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. These individuals are referred to as “Independent Trustees.” Our Board elects the Company’s executive officers, who serve at the discretion of the Board.

Board of Trustees and Executive Officers

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Howard Widra	1968	Chair of the Board, Trustee	2024
James S. Harper	1977	Trustee	2024
Independent Trustees:
Barbara Matas	1960	Trustee	2024
Elliot Stein, Jr.	1949	Trustee	2024
R. Rudolph Reinfrank	1955	Trustee	2024

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Middle Market Apollo Institutional Private Lending, 9 West 57th Street, New York, NY 10019.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Year of Birth	Position
Tanner Powell	1979	Chief Executive Officer
Ted McNulty	1975	President and Chief Investment Officer
Gregory W. Hunt	1956	Chief Financial Officer and Treasurer
Kristin Hester	1980	Chief Legal Officer, Secretary and Vice President
Ryan Del Giudice	1990	Chief Compliance Officer and Vice President

Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Trustees

Our trustees have been divided into two groups—interested trustees and Independent Trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act. An Independent Trustee is a trustee who is not an “interested person.”

Interested Trustees

Howard Widra was elected a trustee and Chairman of the Company in March 2024. Mr. Widra has been with Apollo and/or its affiliates since 2013 and serves as Apollo’s Head of Direct Origination. He has served as Executive Chairman of Midcap Financial Investment Corporation (“MFIC”) since August, 2022. He served as MFIC’s Chief Executive Officer from May 2018 to August 2022 and as President from June 2016 to May 2018. He has also been a Director of MFIC since May 2018. Mr. Widra was a co-founder of MidCap Financial, a middle-market specialty finance firm with $21.3 billion of annual originations, and was formerly its Chief Executive Officer. Prior to MidCap Financial, Mr. Widra was the founder and President of Merrill Lynch Capital Healthcare Finance. Prior to Merrill Lynch, Mr. Widra was President of GE Capital Healthcare Commercial Finance and held senior roles in its predecessor entities including President of Heller Healthcare Finance, and Chief Operating Officer of Healthcare Financial Partners. Mr. Widra holds a J.D., Cum Laude, from the Harvard Law School and a B.A. from the University of Michigan.

On September 16, 2024 the Board of the Company appointed James S. Harper to the Board as trustee, effective as of September 16, 2024. Mr. Harper is a Director in Credit Investments at Mubadala Investment Company PJSC (“Mubadala”), the sovereign investment company of the government of Abu Dhabi. He joined Mubadala in 2018 and is a leading member of the team which currently manages a private credit portfolio of over $15 billion across the United States, Europe and Asia. He has over 23 years of credit experience across a variety of asset classes, including leveraged loans, project finance, real estate and asset-based financing. Prior to joining Mubadala, he was a Managing Director and Head of Underwriting at Mubadala GE Capital in Abu Dhabi and a Vice President at GE Capital in the European Leveraged Finance Team in London, having started his career at Credit Suisse First Boston within the Project Finance group. Mr. Harper holds a Master of Arts in Biological Science from the University of Oxford. Mr. Harper has not been elected to serve as a trustee pursuant to any agreement or understanding with the Company or any other person and there are no transactions in which Mr. Harper has an interest requiring disclosure under Item 404(a) of Regulation S-K. Mr. Harper will not receive compensation from the Company in his capacity as trustee as the Company does not pay compensation to its trustees who are considered “interested persons,” as such term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended.

Independent Trustees

Barbara Matas was elected a trustee of the Company in March 2024. Ms. Matas has served as a Director of MFIC, a public business development company managed by an affiliate of the Investment Adviser, since March 2017. Ms. Matas formerly served as the Chairman of Citigroup’s Leveraged Finance business from 2013 to 2016 and Co-Head from 2006 to 2013. Ms. Matas joined Citicorp in 1985 and held various leadership positions in leveraged finance and high yield capital markets at Citicorp, Salomon Brothers and Citigroup until 2006. She began her career as an auditor at Touche Ross. Ms. Matas has also been a Director of Sleep Number since 2016 and a Director of BRP Group, Inc. since February 2020. Ms. Matas holds a B.S. in Accounting and Quantitative Analysis from New York University and an MBA in Corporate Finance from the University of Michigan.

Elliot Stein, Jr. was elected a trustee of the Company in March 2024. Mr. Stein has served as the Lead Director of MFIC, a public business development company managed by an affiliate of the Investment Adviser, since March 2004. He has served as Chairman of Acertas LLC and Senturion Forecasting, LLC (consulting firms) since 2013. He is a board member of various public companies including BellRing Brands, Inc. Mr. Stein is also a Director of various private companies. Mr. Stein is a Trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations. Mr. Stein received a B.A. from Claremont McKenna College.

R. Rudolph Reinfrank was elected a trustee of the Company in March 2024. Mr. Reinfrank has served as a Director of MFIC, a public business development company managed by an affiliate of the Investment Adviser, since June 2013. Mr. Reinfrank also currently serves as a board member of Mount Logan Capital, a Canada-based asset manager and as a board member of Perception Capital II, a special purpose acquisition company. Mr. Reinfrank recently served as a Director of Kayne Anderson Acquisition Corp. and chaired its audit and conflict committees. Since October 2009, Mr. Reinfrank has served as the Managing General Partner of Riverford Partners, LLC, a strategic advisory and investment firm based in Los Angeles. Riverford Partners acts as an investor, board member and strategic adviser to growth companies and companies in transition. In 1997, he co-founded and serves as a Managing General Partner of Rader Reinfrank & Co. Mr. Reinfrank is also an advisor or board member to several privately held companies.

Executive Officers Who Are Not Trustees

Tanner Powell was elected the Chief Executive Officer of the Company in March 2024. Mr. Powell joined Apollo in 2006. Mr. Powell has served as Chief Executive Officer of MFIC since August 2022. He served as a President of MFIC from May 2018 to August 2022 and served as Chief Investment Officer for MFIC’s investment adviser from June 2016 to August 2022. Mr. Powell is a Partner and Portfolio Manager in MFIC’s Direct Origination business. He holds leadership roles in MFIC’s Credit Business, including its aircraft leasing and lending businesses. From 2004 to 2006, Mr. Powell served as an analyst in Goldman Sachs’ Principal Investment Area (PIA). From 2002 to 2004, Mr. Powell was an analyst in the Industrials group at Deutsche Bank. He graduated from Princeton University with a B.A. in Political Economy.

Ted McNulty was elected the President and Chief Investment Officer of the Company in March 2024. Mr. McNulty joined Apollo in 2014. He is a Managing Director in Apollo’s Credit business. He has served as President and Chief Investment Officer of MFIC since August 2022. Prior to joining Apollo, Mr. McNulty ran the mezzanine and later merchant banking business for a subsidiary of Mitsubishi UFJ, and was a director at Haland before that. Previously, he held various roles at JPMorgan and its predecessor institutions, primarily in leveraged finance. Mr. McNulty received an MBA from the Kellogg School of Management and a B.A. in Government from Harvard University.

Gregory W. Hunt was elected the Chief Financial Officer and Treasurer of the Company in March 2024. Mr. Hunt is a Managing Director of Finance at Apollo Global Management. Inc. He has served as Chief Financial Officer and Treasurer of MFIC since May 2012. Previously, Mr. Hunt was Executive Vice President and Chief Financial Officer for Yankee Candle which he joined in April 2010. Prior to joining Yankee Candle, Mr. Hunt served as the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines from 2007 to 2009. Prior to joining Norwegian Cruise Lines, Mr. Hunt served as Chief Financial Officer and Chief Restructuring Officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and Chief Financial Officer and Co-Chief Executive of Syratech Corporation from 2001 to 2006. Prior to Syratech, Mr. Hunt held several senior financial leadership positions including Chief Financial Officer of NRT Inc., Culligan Water Technologies. Inc. and Samsonite Corporation.

Mr. Hunt has also served as a Director and Chairman of the Audit Committee of Kymera International, a global manufacturer and supplier of metal products, since January 2020. and as Director and Chairman of the Audit Committee of Danimer Scientific (ONMR/NYSE), a leading developer and manufacturer of biodegradable plastic products, since June 2019. He is also the Co-Chair on the Board of Advisors for the University of Vermont School of Business. Mr. Hunt earned a bachelor’s degree in accounting and finance from the University of Vermont and is a Certified Public Accountant.

Kristin Hester was elected the Chief Legal Officer, Secretary and Vice President of the Company in March 2024. Ms. Hester has been with Apollo since 2015 and currently serves as General Counsel—Regulated Funds. Ms. Hester has served as Senior Counsel for Apollo since 2015 and also serves as Chief Legal Officer for Apollo Debt Solutions BDC, MFIC, Apollo Origination II (L) Capital Trust, Apollo Origination II (UL) Capital Trust, Apollo S3 Private Markets Fund, Apollo Diversified Real Estate Fund, Apollo Diversified Credit Fund and Redding Ridge Asset Management LLC. Prior to joining Apollo, Ms. Hester was associated with the law firms of Dechert LLP from 2009 to 2015 and Clifford Chance US LLP from 2006 to 2009.

In each case, she primarily advised U.S. registered investment companies, their investment advisers, and boards of directors on various matters under the 1940 Act. Ms. Hester received her J.D. from Duke University School of Law and graduated cum laude from Bucknell University with a B.S. in Business Administration.

Ryan Del Giudice was elected the Chief Compliance Officer and Vice President of the Company in March 2024. Mr. Del Giudice joined Apollo in 2022 and serves as the Chief Compliance Officer for the Apollo Diversified Real Estate Fund, Apollo Diversified Credit Fund, Apollo Debt Solutions BDC, MFIC, Apollo Origination II (L) Capital Trust and Apollo Origination II (UL) Capital Trust. Before joining Apollo, Mr. Del Giudice was the Chief Compliance Officer and SVP of Operations for Griffin Capital’s interval fund platform and registered investment advisers subsidiaries from 2017 to 2022. Prior to that, Mr. Del Giudice was a Vice President at Cipperman Compliance Services (acquired by Foreside), a boutique compliance consulting firm, where he served as the Chief Compliance Officer and/or consultant for registered investment companies, business development companies and alternative asset managers. Mr. Del Giudice graduated from St. Joseph’s University with a B.S. in Business Administration and Finance.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.

Under our bylaws, our Board may designate one of our Trustees as chairperson to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board. The Board has appointed Howard Widra to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and of shareholders and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight. Our Board believes that its leadership structure is the optimal structure for us at this time. Our Board, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.

Board Role in Risk Oversight

Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to c/o Middle Market Apollo Institutional Private Lending, 9 West 57th Street, New York, NY 10019.

Board Committees

Our Board currently has three committees: an Audit Committee, a Nominating and Corporate Governance Committee and a Distribution Committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us. Under the Declaration of Trust, the Company is not required to hold annual meetings.

Audit Committee

The Audit Committee will operate pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is presently composed of three persons, including Barbara Matas, Elliot Stein, Jr. and R. Rudolph Reinfrank, all of whom are considered independent for purposes of the 1940 Act. Barbara Matas serves as the chair of the Audit Committee. Our Board has determined that Barbara Matas qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee will operate pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of Independent Trustees. The Nominating and Corporate Governance Committee consists of three persons, including Barbara Matas, Elliot Stein, Jr. and R. Rudolph Reinfrank, all of whom are considered independent for purposes of the 1940 Act. Elliot Stein, Jr. serves as the chair of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will consider nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee at a meeting of shareholders must deliver written notice to our Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a Trustee by a shareholder, such potential nominee must deliver to our Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

Distribution Committee

The Company intends to make quarterly distributions. To assist with this, the Board has established a Distribution Committee which has authority to declare quarterly distributions up to a specified amount, as approved by the Board, and to establish the shareholder record date and payment dates for such distributions. The Distribution Committee is presently composed of two persons, R. Rudolph Reinfrank and Howard Widra. R. Rudolph Reinfrank serves as the chair of the Distribution Committee.

Codes of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit personal investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.

Insider Trading Policy

The Board has adopted an insider trading policy that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, which is also our Administrator, or its affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

For the avoidance of doubt, the Company will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of its officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company). See “Item 1. Business—Management and Other Agreements—Advisory Agreement” and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”

Compensation of Trustees

No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each Independent Trustee the following amounts for serving as a trustee:

•	a $150,000 annual retainer; and

•

an additional fee of $7,500 per year for the chairperson of the Audit Committee, $5,000 per year for the chairperson of the Nominating and Corporate Governance Committee and $5,000 per year for the chairperson of the Distribution Committee.

We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Trustee incurred by such trustee in connection with the fulfillment of his or her duties as an Independent Trustee.

The following table sets forth compensation of the Company’s Trustees for the year ended December 31, 2024. No compensation is paid by us to any interested trustee or executive officer of the Company.

Name	Aggregate Compensation from the Company	Pension or Retirement Benefits Accrued as Part of Company Expenses(1)	Total Compensation from the Company to Trustee/Executive Officer
Independent Trustees:
Barbara Matas(2)	$125,048	None	$125,048
Elliot Stein, Jr.(2)	$123,063	None	$123,063
R. Rudolph Reinfrank(2)	$123,063	None	$123,063
Interested Trustee:
Howard Widra	None	None	None
James S. Harper	None	None	None
Executive Officers who are not Trustees
Tanner Powell	None	None	None
Ted McNulty	None	None	None
Gregory W. Hunt	None	None	None
Kristin Hester	None	None	None
Ryan Del Giudice	None	None	None

_____________

(1) We do not have a profit sharing or retirement plan, and our Trustees and Executive Officers do not receive any pension or retirement benefits.

(2) Ms. Matas, Mr. Stein, and Mr. Reinfrank are also directors of Midcap Financial Investment Corporation, a business development company managed by an affiliate of the Investment Adviser. In aggregate, the total compensation for each of them from the two BDCs for the fiscal year ended December 31, 2024, was $314,548, $363,759, and $287,563, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 14, 2025, there were 15,938,451 Common Shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of our common shares as of the date of this Registration Statement, by:

•	each person known to us to be expected to beneficially own more than 5% of the outstanding shares of our common shares;

•	each of our Trustees and executive officers; and

•	all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Registration Statement.

Shares Beneficially Owned
Name and address	Number	Percentage
Interested Trustees
Howard Widra	—	—
James S. Harper	—	—
Independent Trustees(1)	—	—
Barbara Matas	—	—
Elliot Stein, Jr.	—	—
R. Rudolph Reinfrank	—	—
Executive Officers who are not Trustees(1)	—	—
Tanner Powell	—	—
Ted McNulty	—	—
Gregory W. Hunt	—	—
Kristin Hester	—	—
Ryan Del Giudice	—	—
Other(2)	—	—
MIC Capital Management 85 RSC Limited	13,788,414	86.5%
LDB 2011 LLC	1,015,847	6.4%
All officers and Trustees as a group (10 persons)	—	—

_____________

(1)
The address for each Trustee and executive officer is c/o Apollo Credit Management LLC, 9 West 57th Street, New York, NY 10019.
(2)
The addresses for MIC Capital Management 85 RSC Limited and LDB 2011 LLC are c/o MIC Capital Management 85 RSC Limited, Al Sila Tower Floor 22, Abu Dhabi Global Market Square, Al Maryah Island, Abu Dhabi, UAE and c/o Elysium Management LLC, 445 Park Avenue suite 1401, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Advisory Agreement; Administration Agreement

We entered into the Advisory Agreement with the Adviser pursuant to which we will pay Management Fees and Incentive Fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Management and Other Agreements—Advisory Agreement,” “Item 1. Business—Management and Other Agreements—Administration Agreement” and “Item 1. Business—Management and Other Agreements—Expense Support Agreement.” Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of Independent Trustees, or by the holders of a majority of our outstanding voting securities.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Trustees, Executive Officers and Corporate Governance.”

Expense Support Agreement

We entered into the Expense Support Agreement with the Adviser pursuant to which the Adviser may elect to pay Expense Payments on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. See “Item 1. Business—Management and Other Agreements—Expense Support Agreement.”

License Agreement

We entered into the License Agreement with Apollo IP Holdings, LLC pursuant to which Apollo IP Holdings, LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Apollo.” Under this agreement, we have the right to use the “Apollo” name, for so long as ACM or one of its affiliates remains our Adviser. Other than with respect to this limited license, we will have no legal right to the “Apollo” name. This license agreement remains in effect for so long as the Advisory Agreement with our Adviser is in effect.

Statement of Policy Regarding Transactions with Related Persons

The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ended December 31, 2024 and Period Ended December 31, 2023 were $555 and $104, respectively.

Audit-Related Fees: Audit-related services consist of fees billed by Deloitte & Touche for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The audit-related fees billed during the fiscal years ended December 31, 2024 and Period Ended December 31, 2023 were $- and $-, respectively.

Tax Services Fees: Tax services fees consist of fees billed by Deloitte & Touche for professional tax services. These services also include assistance regarding federal, state and local tax compliance. The tax services fees billed during the fiscal years ended December 31, 2024 and December 31, 2023 were $150 and $-, respectively. Tax services fees include work related to, among other things, preparation and review of the Company’s tax returns.

All Other Fees: Other fees would include fees billed by Deloitte & Touche for products and services other than the services reported above, of which there were none in the fiscal years ended December 31, 2024 and Period Ended December 31, 2023.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte & Touche, the Company’s auditors. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the auditors in order to assure that the provision of such service does not impair the auditors’ independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated reports any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

All services described above under “Audit-Related Fees” and “Tax Services Fees” were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits

3.1	Fourth Amended and Restated Agreement and Declaration of Trust (2)
3.2	Certificate of Amendment*
3.3	Bylaws (1)
4.1	Form of Subscription Agreement (1)
10.1	Advisory Agreement(1)
10.2	Administration Agreement(1)
10.3	License Agreement(1)
10.4	Amended and Restated Dividend Reinvestment Plan(3)
10.5	Expense Support Agreement(1)
10.6	Loan and Security Agreement(1)
10.7	Second Amendment to Loan and Security Agreement(4)
10.8	Third Amendment to Loan and Security Agreement (5)
14.1	Fund Code of Ethics(1)
14.2	Adviser Code of Ethics(1)
19.1	Insider Trading Policy*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

(1)
Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.
(2)
Incorporated by reference to the Registrant’s Registration Statement on Form 10-A (File No. 000-56645) filed on May 13, 2024.
(3)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-56645) filed on November 13, 2024.
(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-56645) filed on July 3, 2024.
(5)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-56645) filed on March 11, 2025.

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

/s/ TANNER POWELL
Tanner Powell
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 17, 2025.

MIDDLE MARKET APOLLO INSTITUTIONAL PRIVATE LENDING

/s/ TANNER POWELL	/s/ GREGORY W. HUNT
Tanner Powell	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. RUDOLPH REINFRANK	/s/ BARBARA MATAS
R. Rudolph Reinfrank	Barbara Matas
Trustee	Trustee

/s/ ELLIOT STEIN, JR.	/s/ JAMES S. HARPER
Elliot Stein, Jr.	James S. Harper
Trustee	Trustee