Form 10-Q
period 2025-03-31
MidCap Apollo Institutional Private Lending
filed 2025-05-14
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission File Number: 814-01710

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

As of May 13, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of May 13, 2025 was 15,969,674.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MAIPL,” “we,” “us,” and “our” refer to MidCap Apollo Institutional Private Lending unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $950,691 and $918,595, respectively)	$936,915	$909,845
Cash and cash equivalents	36,559	33,276
Foreign currencies (cost $799 and $711, respectively)	777	678
Receivable for investments sold	416	8,607
Interest receivable	5,807	5,399
Total assets	$980,474	$957,804

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $8,375 and $5,150 at March 31, 2025 and December 31, 2024, respectively)	$575,792	$573,522
Payable for investments purchased	10	—
Management fees payable	87	—
Performance-based incentive fees payable	176	—
Distributions payable	11,968	13,169
Interest payable	2,938	3,256
Accrued administrative services expense payable	652	1,414
Other liabilities and accrued expenses	2,397	1,916
Total liabilities	$594,020	$593,277
Total Net Assets	$386,454	$364,527

Net Assets (Note 6)
Common shares, $0.001 par value (15,938,450 shares issued and outstanding as of March 31, 2025 and 14,922,603 shares issued and outstanding as of December 31, 2024)	16	15
Capital in excess of par value	400,364	375,365
Accumulated under-distributed (over-distributed) earnings	(13,926)	(10,853)
Net Assets	$386,454	$364,527

Net Asset Value Per Share	$24.25	$24.43

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$24,596	$23,923
Payment-in-kind interest income	434	220
Other income	128	108
Total Investment Income	$25,158	$24,251
Operating Expenses
Interest and other debt expenses	$9,967	$10,350
Service fees	—	553
Management fees	947	141
Performance-based incentive fees	1,655	426
Legal expenses	345	654
Administrative service expenses	119	83
Other general and administrative expenses	542	611
Total expenses	13,575	12,818
Management fees waived	(860)	(141)
Performance-based incentive fees waived	(1,479)	(426)
Net Expenses	$11,236	$12,251
Net Investment Income	$13,922	$12,000
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(13)	$—
Foreign currency transactions	(7)	—
Net realized gains (losses)	$(20)	$—
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(5,026)	688
Foreign currency transactions	12	—
Foreign currency translations	7	—
Net unrealized gains (losses)	(5,007)	688
Net Realized and Change in Unrealized Gains (Losses)	$(5,027)	$688
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,895	$12,688

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operations
Net investment income	$13,922	$12,000
Net realized gains (losses)	(20)	—
Net change in unrealized gains (losses)	(5,007)	688
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,895	$12,688

Distributions to Shareholders
Distribution of net investment income	$(11,968)	$—
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(11,968)	$—

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 6)	$25,000	$—
Distributions reinvested	—	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$25,000	$—

Net Assets
Net increase (decrease) in net assets during the period	$21,927	$12,688
Net assets at beginning of period	364,527	294,450
Net Assets at End of Period	$386,454	$307,138

Capital Share Activity
Shares issued during the period (Note 6)	1,015,847	12,145,597
Distributions reinvested	—	—
Shares issued and outstanding at beginning of period	14,922,603	—
Shares Issued and Outstanding at End of Period	15,938,450	12,145,597

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$8,895	$12,688
Net realized (gain) loss on investments	20	—
Net change in unrealized (gains) losses on investments	5,007	(688)
Payment-in-kind interest capitalized	(557)	(217)
Net accretion of discount and amortization of premium	(954)	(970)
Amortization of deferred financing costs	66	268
Purchases of investments	(84,364)	(7,740)
Proceeds from sale of investments and principal repayments	53,789	36,159
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(408)	(7,142)
Decrease (increase) in receivable for investments sold	8,191	—
Decrease (increase) in other assets	—	—
Increase (decrease) in management fees payable	87	—
Increase (decrease) in performance-based incentive fees payable	176	—
Increase (decrease) in distributions payable	—	—
Increase (decrease) in interest payable	(318)	2,286
Increase (decrease) in service fees payable	—	552
Increase (decrease) in accrued administrative services expense payable	(762)	887
Increase (decrease) in other liabilities and accrued expenses	481	225
Net Cash Used in/Provided by Operating Activities	$(10,651)	$36,308

Financing Activities
Issuances of debt	$68,500	$—
Payments of debt	(63,000)	—
Financing costs paid and deferred	(3,290)	—
Proceeds from issuance of common shares	25,000	—
Distributions paid	(13,169)	—
Net Cash Used in/Provided by Financing Activities	$14,041	$—

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents during the period	$3,390	$36,308
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	—
Cash and cash equivalents at beginning of period	33,954	3,176
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$37,336	$39,484

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$10,219	$7,796
Reinvestment of distributions during the period	$—	$—
PIK income	$434	$220

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Aerospace & Defense
Jonathan Acquisition Company
Jonathan Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/22/2026	$7,877	$7,814	$7,781	(17)
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/3/2031	4,800	4,730	4,725	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	2/3/2031	—	(1)	(1)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	2/3/2031	—	(1)	(1)	(9)(12)(14)
					4,728	4,723
Sperry Parent Holdings, L.P.
Sperry Parent Holdings, L.P.	Common Equity - Stock	N/A	N/A	494 Shares	49	49	(6)(9)(15)
		Total Aerospace & Defense			$12,591	$12,553
Air Freight & Logistics
PrimeFlight Acquisition, LLC
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2029	$7,880	$7,687	$7,880	(17)
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/27/2030	1,830	1,829	1,830	(17)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,737	3,456	(6)(15)
					4,566	5,286
		Total Air Freight & Logistics			$12,253	$13,166
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	11/5/2025	$7,875	$7,845	$7,866	(17)
Cool Buyer, Inc.
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	34	36	(6)(9)(15)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/2030	4,788	4,720	4,720	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/2030	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/2030	25	24	24	(9)(13)(14) (17)
					4,777	4,779
		Total Automobile Components			$12,622	$12,645

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Beverages
Ronnoco Holdings, Inc.
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	3/17/2031	$3,552	$3,499	$3,499	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	3/17/2031	—	(22)	(22)	(9)(12)(13) (14)
	Common Equity - Stock	N/A	N/A	500 Shares	50	50	(6)(9)(15)
		Total Beverages			$3,527	$3,527
Building Products
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	$7,400	$7,258	$7,258	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	100	98	98	(9)(17)
		Total Building Products			$7,356	$7,356
Capital Markets
Stout
Stout Intermediate II, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	11/22/2027	$7,878	$7,780	$7,861	(16)
		Total Capital Markets			$7,780	$7,861
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+450, 4.50% Floor	8/19/2029	$8,870	$8,711	$8,779	(9)(11)(16)
	First Lien Secured Debt - Revolver	S+460, 2.50% Floor	8/19/2029	37	37	37	(9)(11)(13) (14)(16)
					8,748	8,816
Lunar Buyer, LLC
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/3/2030	4,788	4,698	4,692	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/3/2030	—	(1)	(2)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/3/2030	36	34	34	(9)(13)(14) (17)
					4,731	4,724
Universal Fiber Systems LLC
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	9/30/2028	5,727	5,689	5,548	(17)
		Total Chemicals			$19,168	$19,088
Commercial Services & Supplies
Applied Technical Services, LLC
Applied Technical Services, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	12/29/2026	$7,877	$7,786	$7,768	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	8,756	8,655	8,690	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	3	2	2	(9)(13)(14) (17)
					8,656	8,691
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	1/24/2026	7,869	7,838	7,837	(17)
CRS Holdings, Inc.
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/6/2030	1,817	1,785	1,795	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	6/6/2030	—	—	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/6/2030	—	(1)	(1)	(9)(12)(13) (14)
					1,784	1,793
GS SEER Group Borrower LLC
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	4/29/2030	7,880	7,695	7,801	(17)
Jones
JF Acquisition, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	7/31/2026	7,876	7,876	7,867	(17)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	11.42%	10/31/2025	9,114	8,892	7,402	(5)(17)
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030	4,743	4,672	4,672	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030	—	(17)	(17)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030	—	(8)	(8)	(9)(12)(13) (14)
					4,647	4,647
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/2/2028	7,878	7,807	7,816	(17)
RailPros Consolidated, Inc.
RailPros Consolidated, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	7/31/2026	6,406	6,400	6,406	(16)
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/22/2027	7,878	7,392	7,356	(17)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	8/14/2028	7,879	7,757	7,741	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Vixxo Corporation
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030	4,938	4,870	4,876	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030	—	—	(1)	(9)(12)(13) (14)
					4,870	4,875
		Total Commercial Services & Supplies			$89,400	$88,000
Communications Equipment
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+665, 0.75% Floor	5/3/2029	$8,157	$7,981	$7,027	(4)(17)
		Total Communications Equipment			$7,981	$7,027
Construction & Engineering
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/2/2031	$4,800	$4,730	$4,728	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/2/2031	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/2/2031	12	11	11	(9)(13)(14) (17)
					4,740	4,738
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	8,657	8,499	8,566	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	211	207	205	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	40	38	39	(9)(13)(14) (17)
					8,744	8,810
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	3/11/2027	7,878	7,807	7,842	(17)
Kauffman Intermediate, LLC
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	5/8/2026	8,361	8,354	7,910	(16)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	2/7/2029	7,879	7,704	7,761	(17)
Pavement Preservation Acquisition, LLC
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/9/2030	4,760	4,672	4,665	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/9/2030	100	98	98	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/9/2030	—	(2)	(2)	(9)(12)(13) (14)
					4,768	4,761

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	12/31/2025	7,993	7,962	7,985	(16)
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	4,688	4,621	4,620	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	96	95	95	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(1)	(1)	(9)(12)(13) (14)
					4,715	4,714
		Total Construction & Engineering			$54,794	$54,521
Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$7,841	$7,703	$7,704	(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	—	(2)	(2)	(9)(12)(13) (14)
					7,701	7,702
THLP CO., LLC
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	1/31/2027	8,389	8,384	8,305	(17)
		Total Consumer Staples Distribution & Retail			$16,085	$16,007
Containers & Packaging
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/3/2032	$9,800	$9,656	$9,653	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/3/2032	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/3/2032	—	(1)	(1)	(9)(12)(13) (14)
					9,654	9,651
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/24/2031	2,917	2,880	2,880	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/24/2031	—	(5)	(5)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+375, 0.75% Floor	3/24/2031	344	328	328	(9)(13)(14) (17)
					3,203	3,203
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	9,751	9,619	9,629	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/20/2029	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/20/2029	15	14	14	(9)(13)(14) (17)
					9,632	9,642
		Total Containers & Packaging			$22,489	$22,496

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+565, 1.00% Floor	6/16/2027	$7,680	$7,599	$7,619	(17)
FEV Acquisition Corporation
FEV Acquisition Corporation	First Lien Secured Debt - Term Loan	6.00%	7/15/2028	8,228	7,369	—	(5)
	First Lien Secured Debt - Delayed Draw	6.00%	7/15/2028	176	176	—	(5)(13)(14)
					7,545	—
Go Car Wash Management, Corp.
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/31/2026	7,877	7,794	7,695	(17)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030	1,886	1,860	1,862	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030	—	—	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030	—	(1)	(1)	(9)(12)(13) (14)
					1,859	1,860
Owl Acquisition, LLC
Owl Acquisition, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	2/4/2028	7,994	7,950	7,974	(17)
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/23/2027	7,939	7,799	7,934	(17)
Regis Corporation
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	6/24/2029	10,538	10,353	10,348	(9)(16)
	First Lien Secured Debt - Revolver	S+450, 2.50% Floor	6/24/2029	17	16	16	(9)(13)(14) (16)
					10,369	10,364
TCW Midco LLC
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/2029	4,788	4,743	4,740	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/2029	28	27	27	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/2029	—	(1)	(1)	(9)(12)(13) (14)
					4,769	4,766
Ultra Clean Holdco LLC
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/1/2030	6,756	6,649	6,655	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/1/2030	1,068	1,043	1,036	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/1/2030	—	(1)	(1)	(9)(12)(13) (14)
					7,691	7,690
		Total Diversified Consumer Services			$63,375	$55,902

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032		$900	$882	$882	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	2/13/2031		24	24	22	(9)(13)(14) (17)
		Total Electric Utilities				$906	$904
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029		$6,261	$6,158	$6,229	(17)
		Total Electrical Equipment				$6,158	$6,229
Electronic Equipment, Instruments & Compone
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	12/1/2027		$7,878	$7,823	$7,878	(16)
		Total Electronic Equipment, Instruments & Components				$7,823	$7,878
Energy Equipment & Services
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	7/22/2030	C$	8,756	$6,261	$6,008	(9)(11)(19)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/22/2030		$995	979	993	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	7/22/2030	C$	12	8	7	(9)(11)(13) (14)(19)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	7/22/2030	C$	—	(1)	(1)	(9)(11)(12) (13)(14)
		Total Energy Equipment & Services				$7,247	$7,007
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027		$7,590	$7,590	$7,590	(17)
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	7/23/2029		4,817	4,731	4,733	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	7/23/2029		5	3	3	(9)(11)(13) (14)(17)
						4,734	4,736
		Total Entertainment				$12,324	$12,326
Financial Services
Gabriel Partners, LLC
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	9/21/2026		$7,876	$7,842	$7,679	(16)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/4/2030	9,751	9,751	9,713	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/4/2030	33	33	32	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/4/2030	—	—	—	(9)(13)(14)
					9,784	9,745
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	4,900	4,851	4,851	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/31/2031	—	(1)	(1)	(9)(12)(13) (14)
					4,850	4,850
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/2/2028	7,896	7,873	7,859	(11)(17)
		Total Financial Services			$30,349	$30,133
Food Products
Berner Food & Beverage, LLC
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	7/30/2027	$7,878	$7,660	$7,759	(17)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	12/29/2027	7,878	7,796	7,825	(16)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/17/2027	7,857	7,811	7,692	(17)
		Total Food Products			$23,267	$23,276
Ground Transportation
Beacon Mobility Corp.
Beacon Mobility Corp.	First Lien Secured Debt - Delayed Draw	S+635, 1.00% Floor	12/31/2025	$7,841	$7,830	$7,821	(9)(17)
HENIFF HOLDCO LLC
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	12/3/2026	7,874	7,850	7,815	(16)
		Total Ground Transportation			$15,680	$15,636
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	3/8/2028	$7,878	$7,710	$7,532	(17)
CSHC Buyerco, LLC
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	9/8/2026	7,878	7,798	7,732	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028	9,430	9,382	9,382	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028	—	(3)	(3)	(9)(12)(13) (14)
					9,379	9,379
Dragonfly Health, Inc (fka StateServ Acquis
Dragonfly Health, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	11/19/2027	7,878	7,773	7,878	(17)
Medical Guardian, LLC
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/26/2028	7,898	7,852	7,898	(17)
Natus Sensory, Inc.
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/7/2031	4,700	4,632	4,630	(9)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	1/7/2031	96	98	102	(9)(20)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	1/7/2031	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/7/2031	—	(1)	(1)	(9)(12)(13) (14)
					4,728	4,730
		Total Health Care Equipment & Supplies			$45,240	$45,149
Health Care Providers & Services
EmpiRx Health LLC
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	8/5/2027	$7,878	$7,851	$7,878	(17)
EyeSouth
SCP Eye Care Services, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/5/2029	7,879	7,658	7,782	(9)(17)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550 Cash plus 1.00% PIK	11/22/2027	7,919	7,865	7,745	(16)
Kure Pain Holdings, Inc.
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	8/27/2027	7,875	7,875	7,873	(17)
MAXOR ACQUISITION INC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	3/1/2029	7,879	7,720	7,801	(17)
Midwest Vision Partners Management, LLC
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	S+450 Cash plus 2.00% PIK	1/12/2027	7,736	7,618	7,678	(9)(16)
	First Lien Secured Debt - Term Loan	10.83% PIK	1/12/2027	417	411	342	(9)(16)
					8,029	8,020
Pace Health Companies, LLC
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	8/2/2026	7,875	7,845	7,834	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	7,742	7,606	7,625	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	50	48	48	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(1)	(1)	(9)(12)(13) (14)
					7,653	7,672
SBH Buyer, LLC
Salisbury House, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	2/28/2026	8,000	7,959	7,924	(17)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	5/4/2029	7,880	7,816	7,840	(17)
Thomas Scientific, LLC
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+340 Cash plus 4.25% PIK	12/14/2027	8,115	8,019	7,866	(16)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/2028	7,496	7,383	7,327	(17)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/27/2028	7,998	7,909	7,860	(9)(17)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+560 Cash plus 1.50% PIK	6/30/2026	8,076	7,967	7,697	(17)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	S+210, 1.00% Floor	3/31/2027	7,877	7,797	6,375	(16)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	3/9/2027	7,878	7,738	7,799	(17)
		Total Health Care Providers & Services			$125,084	$123,293
Health Care Technology
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/22/2027	$7,875	$7,875	$7,875	(17)
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	9/30/2027	7,824	7,658	7,730	(17)
		Total Health Care Technology			$15,533	$15,605
Hotels, Restaurants & Leisure
American West Restaurant Group Holdings LLC
American West Restaurant Group Holdings LLC	First Lien Secured Debt - Term Loan	6.85%	2/2/2028	$7,939	$7,689	$6,670	(5)(16)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Cave Enterprises Operations, LLC
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	S+660, 1.50% Floor	8/9/2028	7,900	7,900	7,900	(16)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028	7,814	7,726	7,678	(16)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	8,800	8,679	8,690	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	31	29	30	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	23	22	22	(9)(13)(14) (17)
					8,730	8,742
YTC Enterprises, LLC
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	8/16/2026	7,350	7,268	7,056	(16)
		Total Hotels, Restaurants & Leisure			$39,313	$38,046
Insurance
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	6/29/2028	$7,877	$7,761	$7,838	(16)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/2027	7,878	7,801	7,813	(17)
		Total Insurance			$15,562	$15,651
IT Services
Distinct Holdings Inc
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	7/18/2029	$9,851	$9,697	$9,694	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	7/18/2029	25	23	23	(9)(13)(14) (17)
					9,720	9,717
TeamLINX Buyer, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/18/2030	4,888	4,817	4,814	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/18/2030	—	(1)	(1)	(9)(12)(13) (14)
					4,816	4,813
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	9,851	9,715	9,727	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	53	52	52	(9)(13)(14) (17)
					9,767	9,779
		Total IT Services			$24,303	$24,309

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Leisure Products
Dan Dee International Holdings, Inc. (fka P
Dan Dee International Holdings, Inc.	First Lien Secured Debt - Term Loan	S+710, 1.00% Floor	2/1/2026	$6,158	$6,136	$6,130	(17)
Lash OpCo, LLC
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+700, 1.00% Floor	3/18/2026	8,511	8,467	8,330	(17)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Term Loan	S+640 Cash plus 1.00% PIK	10/4/2027	67	67	66	(17)
	First Lien Secured Debt - Delayed Draw	S+640 Cash plus 1.00% PIK	10/4/2027	5,253	5,061	5,165	(17)
					5,128	5,231
		Total Leisure Products			$19,731	$19,691
Life Sciences Tools & Services
VCR Buyer, Inc.
VCR Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675 Cash plus 1.00% PIK	4/28/2028	$8,025	$7,656	$7,020	(16)
		Total Life Sciences Tools & Services			$7,656	$7,020
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	2/26/2027	$8,000	$7,913	$7,927	(17)
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	6,184	6,091	6,091	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	18	(1)	(1)	(9)(12)(13) (14)(17)
					6,090	6,090
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	11/9/2027	7,878	7,766	7,761	(16)
		Total Machinery			$21,769	$21,778
Media
HALO Buyer, Inc
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	8/7/2029	$4,900	$4,805	$4,802	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/7/2029	5	3	3	(9)(14)(17)
					4,808	4,805
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/2026	7,877	7,756	7,744	(17)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	8/15/2028	6,748	6,541	6,430	(17)
		Total Media			$19,105	$18,979

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
Paper & Forest Products
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	$7,500	$7,390	$7,388	(9)(17)
		Total Paper & Forest Products			$7,390	$7,388
Personal Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/3/2028	$7,879	$7,762	$7,761	(17)
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	1,740	1,705	1,705	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(1)	(1)	(9)(12)(13) (14)
					1,704	1,704
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+465, 1.00% Floor	11/29/2027	7,878	7,874	7,806	(17)
		Total Personal Products			$17,340	$17,271
Pharmaceuticals
Orion Buyer, LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/18/2030	$8,756	$8,597	$8,537	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/18/2030	—	(1)	(2)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/18/2030	20	18	18	(9)(13)(14) (17)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	77	(6)(9)(15)
	Unsecured Debt - Promissory Note	11.34%	7/11/2030	19	19	19	(9)
					8,732	8,649
PAI
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	7,400	7,291	7,289	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2032	—	(1)	(1)	(9)(12)(13) (14)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	50 Shares	50	50	(6)(9)(15)
					7,340	7,338
Saffron Bidco Ltd
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	9/11/2031	9,530	9,349	9,339	(9)(11)(18)
	First Lien Secured Debt - Term Loan	E+575, 0.75% Floor	9/11/2031	€96	104	102	(9)(11)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.75% Floor	9/11/2031	£—	—	(3)	(9)(11)(12) (13)(14)
					9,453	9,438

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	7,880	7,832	7,880	(17)
Trillium Health Care Products
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/6/2031	9,875	9,691	9,702	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/6/2031	39	38	38	(9)(13)(14) (17)
					9,729	9,740
		Total Pharmaceuticals			$43,086	$43,045
Professional Services
DCM Parent, LLC
DCM Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/12/2031	$4,225	$4,162	$4,161	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/12/2031	—	(12)	(12)	(9)(12)(13) (14)
					4,150	4,149
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+810, 1.00% Floor	4/7/2029	7,879	7,734	7,742	(17)
KL Charlie Acquisition Company
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/30/2026	7,877	7,755	7,798	(17)
North Highland Company LLC
Total Investments	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/22/2031	4,788	4,742	4,740	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/20/2031	—	—	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/2030	48	47	47	(9)(13)(14) (17)
					4,789	4,786
		Total Professional Services			$24,428	$24,475
Software
AMI Buyer, Inc.
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/17/2031	$4,900	$4,843	$4,827	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/17/2031	17	16	15	(9)(13)(14) (17)
					4,859	4,842
CM Acquisitions Holdings Inc. (fka Sisterco
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+350 Cash plus 2.50% PIK	5/6/2026	8,178	8,162	7,890	(17)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	6/24/2027	7,877	7,821	7,772	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
F&M Buyer LLC
F&M Buyer LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/18/2032	3,380	3,347	3,346	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/18/2032	—	(6)	(6)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/18/2032	—	(5)	(5)	(9)(12)(13) (14)
					3,336	3,335
Four Winds Interactive LLC
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	2/20/2030	4,800	4,706	4,704	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	2/20/2030	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	2/20/2030	—	(2)	(2)	(9)(12)(13) (14)
					4,703	4,701
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	9,776	9,635	9,637	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(1)	(1)	(9)(12)(13) (14)
					9,633	9,635
		Total Software			$38,514	$38,175
Specialty Retail
Club Champion LLC
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/14/2029	$8,833	$8,715	$8,679	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/14/2029	37	35	35	(9)(13)(14) (17)
					8,750	8,714
Paladone Group Bidco Limited
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/12/2027	7,878	7,810	7,813	(11)(17)
		Total Specialty Retail			$16,560	$16,527
Trading Companies & Distributors
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	1/10/2029	$7,878	$7,755	$7,798	(17)
MacQueen Equipment
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	1/7/2028	7,816	7,776	7,816	(16)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (22)	Fair Value (1)(23)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	9,751	9,614	9,605	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	44	43	43	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	27	26	26	(9)(13)(14) (17)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	32	(6)(9)(15)
					9,713	9,706
		Total Trading Companies & Distributors			$25,244	$25,320
Transportation Infrastructure
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/9/2029	$3,772	$3,723	$3,743	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/9/2029	40	39	39	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/9/2029	10	9	9	(9)(13)(14) (17)
		Total Transportation Infrastructure			$3,771	$3,791
Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt - Term Loan	S+601, 1.00% Floor	8/9/2027	$8,000	$7,887	$7,864	(17)
		Total Wireless Telecommunication Services			$7,887	$7,864
Total Investments					$950,691	$936,915	(2)(7)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

(1)
Fair value is determined in good faith subject to the oversight of the board of trustees of the Company (the "Board") (See Note 2 to the consolidated financial statements).
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
(8)
Unless otherwise indicated, loan contains a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime rate on select contracts and switch to an alternative base rate contract in the future.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, all of the company's investments were non-controlled and non-affiliated.
(11)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2025, non-qualifying assets represented approximately 4.7% of the total assets of the Company.
(12)
The negative fair value is the result of the commitment being valued below par.
(13)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

(14)
As of March 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
AMI Buyer, Inc.	$100	$17	$—	$83
Accelevation LLC	200	12	—	188
American Restoration Holdings, LLC	567	40	—	527
Aspen Aerogels, Inc.	100	37	—	63
Bingo Group Buyer, Inc.	200	3	—	197
Bullcave Limited	100	53	—	47
CI (MG) GROUP, LLC	2,757	—	—	2,757
CRS Holdings, Inc.	100	—	7	93
Club Champion LLC	100	37	—	63
Cool Buyer, Inc.	200	25	7	168
DCM Parent, LLC	775	—	—	775
DRS Holdings III, Inc.	570	—	—	570
Distinct Holdings Inc	100	25	—	75
F&M Buyer LLC	1,620	—	—	1,620
FEV Acquisition Corporation	176	—	—	176
Four Winds Interactive LLC	200	—	1	199
GAT-Airline Ground Support Inc	160	10	1	149
GC Waves Holdings, Inc.	167	—	—	167
Generator Buyer, Inc.*	131	—	2	128
HALO Buyer, Inc	100	5		95
IOTA HOLDINGS 3	1,316	18	—	1,297
Lotus Topco Inc.	100	—	—	100
Lunar Buyer, LLC	200	36	—	164
Megavolt Borrower, LLC	100	24	—	76
NCP-MSI Buyer	2,083	344	—	1,739
NPPI Buyer, LLC	200	15	—	185
Natus Sensory, Inc.	200	—	—	200
Orion Buyer, LLC	200	20	—	180
PHOENIX YW BUYER, INC.	50	—	—	50
PMA Parent Holdings, LLC	100	—	—	100
Pai Middle Tier, LLC	100	—	—	100
Pavement Preservation Acquisition, LLC	100	—	—	100
Protein For Pets Opco, LLC	100	—	—	100
Rarebreed Veterinary Partners, Inc.	175	—	1	174
Regis Corporation	100	17	20	63
Ronnoco Holdings, Inc.	1,448	—	—	1,448
Saffron Bidco Ltd*	129	—	—	129
Sperry Acquisition, LLC	200	—	—	200
TCW Midco LLC	172	—	—	172
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	48	—	152
Traffic Management Solutions, LLC	104	—	—	104
Trillium Health Care Products Inc.	100	39	—	61
Ultra Clean Holdco LLC	1,121	—	—	1,121
Uniguest Holdings, Inc	200	—	—	200
Vixxo Corporation	50	—	—	50
Vybond Buyer, LLC	200	—	—	200
WC ORS Buyer, Inc.	156	27	—	129
WH BorrowerCo, LLC	169	23	—	146
WildBrain Ltd.	100	5	—	95
Total Commitments	17,996	881	38	17,077

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2025 exchange rate.

** For all letters of credit issued and outstanding on March 31, 2025, $21 will expire in 2029 and $17 will expire in 2030.
See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

(15)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $3,701 or 0.4% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
TVG Orion Blocker, Inc.	Common Equity - Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	10/31/2024
SEKO Global Logistics Network, LLC	Common Equity - Stock	12/27/2024
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
Ronnoco Holdings, Inc.	Common Equity - Stock	3/17/2025

(16)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2025 was 4.29%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2025 was 4.19%.
(19)
The interest rate on these loans is subject to 1 month CORRA, which as of March 31, 2025 was 2.72%.
(20)
The interest rate on these loans is subject to 6 months EURIBOR, which as of March 31, 2025 was 2.34%.
(21)
The interest rate on these loans is subject to SONIA, which as of March 31, 2025 was 4.46%.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

(22)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Aerospace & Defense	$12,542	$—	$49	$12,591
Air Freight & Logistics	9,516	—	2,737	12,253
Automobile Components	12,588	—	34	12,622
Beverages	3,477	—	50	3,527
Building Products	7,356	—	—	7,356
Capital Markets	7,780	—	—	7,780
Chemicals	19,168	—	—	19,168
Commercial Services & Supplies	89,400	—	—	89,400
Communications Equipment	7,981	—	—	7,981
Construction & Engineering	54,794	—	—	54,794
Consumer Staples Distribution & Retail	16,085	—	—	16,085
Containers & Packaging	22,489	—	—	22,489
Diversified Consumer Services	63,375	—	—	63,375
Electric Utilities	906	—	—	906
Electrical Equipment	6,158	—	—	6,158
Electronic Equipment, Instruments & Components	7,823	—	—	7,823
Energy Equipment & Services	7,247	—	—	7,247
Entertainment	12,324	—	—	12,324
Financial Services	30,349	—	—	30,349
Food Products	23,267	—	—	23,267
Ground Transportation	15,680	—	—	15,680
Health Care Equipment & Supplies	45,240	—	—	45,240
Health Care Providers & Services	125,084	—	—	125,084
Health Care Technology	15,533	—	—	15,533
Hotels, Restaurants & Leisure	39,313	—	—	39,313
Insurance	15,562	—	—	15,562
IT Services	24,303	—	—	24,303
Leisure Products	19,731	—	—	19,731
Life Sciences Tools & Services	7,656	—	—	7,656
Machinery	21,769	—	—	21,769
Media	19,105	—	—	19,105
Paper & Forest Products	7,390	—	—	7,390
Personal Products	17,340	—	—	17,340
Pharmaceuticals	42,918	19	149	43,086
Professional Services	24,428	—	—	24,428
Software	38,514	—	—	38,514
Specialty Retail	16,560	—	—	16,560
Trading Companies & Distributors	25,214	—	30	25,244
Transportation Infrastructure	3,771	—	—	3,771
Wireless Telecommunication Services	7,887	—	—	7,887
Total	$947,623	$19	$3,049	$950,691

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

(23)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Aerospace & Defense	$12,504	$—	$49	$12,553	3.2%
Air Freight & Logistics	9,710	—	3,456	13,166	3.4%
Automobile Components	12,609	—	36	12,645	3.3%
Beverages	3,477	—	50	3,527	0.9%
Building Products	7,356	—	—	7,356	1.9%
Capital Markets	7,861	—	—	7,861	2.0%
Chemicals	19,088	—	—	19,088	4.9%
Commercial Services & Supplies	88,000	—	—	88,000	22.9%
Communications Equipment	7,027	—	—	7,027	1.8%
Construction & Engineering	54,521	—	—	54,521	14.1%
Consumer Staples Distribution & Retail	16,007	—	—	16,007	4.1%
Containers & Packaging	22,496	—	—	22,496	5.8%
Diversified Consumer Services	55,902	—	—	55,902	14.5%
Electric Utilities	904	—	—	904	0.2%
Electrical Equipment	6,229	—	—	6,229	1.6%
Electronic Equipment, Instruments & Components	7,878	—	—	7,878	2.0%
Energy Equipment & Services	7,007	—	—	7,007	1.8%
Entertainment	12,326	—	—	12,326	3.2%
Financial Services	30,133	—	—	30,133	7.8%
Food Products	23,276	—	—	23,276	6.0%
Ground Transportation	15,636	—	—	15,636	4.0%
Health Care Equipment & Supplies	45,149	—	—	45,149	11.7%
Health Care Providers & Services	123,293	—	—	123,293	31.9%
Health Care Technology	15,605	—	—	15,605	4.0%
Hotels, Restaurants & Leisure	38,046	—	—	38,046	9.8%
Insurance	15,651	—	—	15,651	4.0%
IT Services	24,309	—	—	24,309	6.3%
Leisure Products	19,691	—	—	19,691	5.1%
Life Sciences Tools & Services	7,020	—	—	7,020	1.8%
Machinery	21,778	—	—	21,778	5.6%
Media	18,979	—	—	18,979	4.9%
Paper & Forest Products	7,388	—	—	7,388	1.9%
Personal Products	17,271	—	—	17,271	4.5%
Pharmaceuticals	42,899	19	127	43,045	11.1%
Professional Services	24,475	—	—	24,475	6.3%
Software	38,175	—	—	38,175	9.9%
Specialty Retail	16,527	—	—	16,527	4.3%
Trading Companies & Distributors	25,288	—	32	25,320	6.6%
Transportation Infrastructure	3,791	—	—	3,791	1.0%
Wireless Telecommunication Services	7,864	—	—	7,864	2.0%
Total	$933,146	$19	$3,750	$936,915	242.5%
% of Net Assets	241.5%	0.0%	1.0%	242.5%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025 (Unaudited)

(In thousands, except share data)

Percentage of Total Investments (at Fair Value) as of March 31, 2025
Industry Classification
Health Care Providers & Services	13.2%
Commercial Services & Supplies	9.5%
Diversified Consumer Services	6.0%
Construction & Engineering	5.8%
Health Care Equipment & Supplies	4.8%
Pharmaceuticals	4.6%
Software	4.1%
Hotels, Restaurants & Leisure	4.1%
Financial Services	3.2%
Trading Companies & Distributors	2.7%
Professional Services	2.6%
IT Services	2.6%
Food Products	2.5%
Containers & Packaging	2.4%
Machinery	2.3%
Leisure Products	2.1%
Chemicals	2.0%
Media	2.0%
Personal Products	1.8%
Specialty Retail	1.8%
Consumer Staples Distribution & Retail	1.7%
Insurance	1.7%
Ground Transportation	1.7%
Health Care Technology	1.7%
Air Freight & Logistics	1.4%
Automobile Components	1.3%
Aerospace & Defense	1.3%
Entertainment	1.3%
Electronic Equipment, Instruments & Components	0.8%
Wireless Telecommunication Services	0.8%
Capital Markets	0.8%
Paper & Forest Products	0.8%
Building Products	0.8%
Communications Equipment	0.8%
Life Sciences Tools & Services	0.7%
Energy Equipment & Services	0.7%
Electrical Equipment	0.7%
Transportation Infrastructure	0.4%
Beverages	0.4%
Electric Utilities	0.1%
100.0%

Geographic Region	March 31, 2025
United States	95.9%
Canada	2.3%
United Kingdom	1.8%
100.0%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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
(16)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, all of the company's investments were non-controlled, non-affiliated.
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

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(23) The following shows the composition of the Company’s portfolio at fair value by investment type and industry as of December 31, 2024:

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Apollo Institutional Private Lending (the “Company,” “MAIPL,” “we,” “us,” or “our”), a Delaware statutory trust formed on November 6, 2023, is a closed-end, externally managed, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). Prior to the Company's election to be regulated as a BDC, the Company was operated as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. The Company has elected to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) beginning on the Conversion Date as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 2). Prior to the Conversion Date, MAIPL was taxed as a partnership for U.S. federal income tax purposes.

On March 17, 2025, the Company changed its name from “Middle Market Apollo Institutional Private Lending” to “MidCap Apollo Institutional Private Lending.”

Apollo Credit Management, LLC (the “Adviser” or “ACM”) is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM” or “Apollo”). The Adviser, subject to the overall supervision of our Board of Trustees (the “Board”), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (in such capacity, the “Administrator”), provides among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

Apollo Capital Management, L.P. (the “Servicer”), is an affiliate of AGM. Prior to the Conversion Date, the Servicer was contracted to assist in the management of the day-to-day operations of the Company, and provide investment advisory and administrative services and facilities for the Company.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We primarily invest in directly originated and privately negotiated first lien senior secured loans to privately held U.S. middle-market companies, which the Company generally defines as companies with less than $75 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”), as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

As of March 31, 2025 and December 31, 2024, the Company's sole consolidated subsidiary was AP Leaf, LLC (“AP Leaf”), a Delaware limited liability company.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of March 31, 2025 and December 31, 2024 were $36,559 and $33,276 respectively.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Adviser undertakes a multi-step valuation process each quarter, as described below:

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the three months ended March 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind ("PIK") provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations, and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Limited Owners in the form of dividends, even though the Company has not yet collected cash.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intend to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

As of December 31, 2024, the Company was taxed as a RIC for U.S. federal income tax purposes.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Note 3. Related Party Agreements and Transactions

Advisory Agreement

On March 15, 2024, the Company entered into an investment advisory agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

Base Management Fee

The Management Fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.00% of the Company's net assets as of the beginning of the first business day of the applicable month. For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar quarter in which the Company has operations, net assets was measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter. The Adviser agreed to waive the management fee through March 15, 2025 and has also agreed to waive 50% of the management fee from March 15, 2025 to March 15, 2026.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

Both components of the incentive fee calculations are for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser agreed to waive the incentive fee through March 15, 2025 and has also agreed to waive 50% of the incentive fee from March 15, 2025 to March 15, 2026.

For the three months ended March 31, 2025, the Company recognized $947 of management fees, and $1,655 of performance-based incentive fees before impact of waived fees. For the three months ended March 31, 2025, $860 of management fees were waived and $1,479 of performance-based incentive fees were waived.

For the three months ended March 31, 2024, the Company recognized $141 of management fees, and $340 of incentive fees from pre-incentive fee net investment income and $86 of incentive fees from capital gains before impact of waived fees. For the three months ended March 31, 2024, $141 of management fees were waived and $340 of incentive fees from pre-incentive fee net investment income and $86 of incentive fees from capital gains were waived.

As of March 31, 2025, management fees payable and performance-based incentive fees payable were $87 and $176, respectively. As of March 31, 2024, there were no amounts payable to the Adviser relating to management fees or incentive fees.

Administration Agreement

On March 15, 2024, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

Servicing Fee Agreement

As part of the Transaction Agreement, the Company entered into an agreement with the Servicer to provide, or oversee the performance of, administrative and compliance services, including, but not limited to: (a) possessing, keeping and maintaining the books and records of the Company; (b) preparing and delivering financial information (including financial statements); and (c) the day-to-day administration of the loan portfolio, including opening and maintaining bank accounts for the Company and receiving and disbursing funds therefrom. The Company acknowledges that these services, in whole or in part, will be sub-contracted to MidCap Financial Services, LLC.

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

For the three months ended March 31, 2025 and 2024, the Company recognized $– and $553, respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

Co-Investment Activity

An affiliate of the Adviser has received an exemptive order from the SEC on January 14, 2025 (the “Order”), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such Order, we may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of March 31, 2025, the Company’s co-investment holdings were 37.8% of the portfolio or $354,256, measured at fair value. On a cost basis, 37.3% of the portfolio or $354,408 were co-investments.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of March 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$947,623	$933,148	$—	$7,027	$926,122
Unsecured Debt	19	18	—	—	19
Common Equity/Interests	3,049	3,749	—	—	3,750
Total Investments at Fair Value	$950,691	$936,915	$—	$7,027	$929,891

The following table shows the composition of our investments as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$915,677	$906,931	$—	$14,183	$892,748
Unsecured Debt	19	19	—	—	19
Common Equity/Interests	2,899	2,895	—	—	2,895
Total Investments at Fair Value	$918,595	$909,845	$—	$14,183	$895,662

Fair Value Measurement and Disclosures

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2024	$892,748	19	2,895	$895,662
Net realized gains (losses)	—	—	—	—
Net change in unrealized gains (losses)	(6,380)	—	706	(5,674)
Net amortization on investments	1,569	—	—	1,569
Purchases, including capitalized PIK (2)	84,678	—	149	84,827
Sales (2)	(46,493)	—	—	(46,493)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of March 31, 2025 (3)	$926,122	19	3,750	$929,891

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$(6,380)	$—	$—	$(6,380)

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
(3)
Includes unfunded commitments measured at fair value of $(287).

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31, 2024
	First Lien Secured Debt	Unsecured Debt		Common Equity/Interests	Total
Fair value as of December 31, 2023	$777,220	—	—	—	$777,220
Net realized gains (losses)	—	—	—	—	—
Net change in unrealized gains (losses)	674	—	—	—	674
Net amortization on investments	1,284	—	—	—	1,284
Purchases, including capitalized PIK (2)	7,947	—	—	—	7,947
Sales (2)	(35,247)	—	—	—	(35,247)
Transfers out of Level 3 (1)	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Fair value as of March 31, 2024	$751,878	$—		$—	$751,878

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$674	$—		$—	$674

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

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$827,111	Yield Analysis	Discount Rate	8.4%	19.4%	10.8%
	13,044	Market Comparable Technique	Comparable Multiple	6.5x	7.3x	6.9x
	7,402	Recovery Analysis	Recoverability %	N/A	N/A	N/A
	78,565	Cost Approach	Cost Approach	N/A	N/A	N/A
Unsecured Debt	19	Market Comparable Technique	Comparable Multiple	19.5x	19.5x	19.5x
Common Equity/Interests	3,601	Market Comparable Technique	Comparable Multiple	8.3x	19.5x	8.7x
	149	Cost Approach	Cost Approach	N/A	N/A	N/A
Total Level 3 Investments	$929,891

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$839,729	Yield Analysis	Discount Rate	8.6%	19.9%	11.1%
	2,852	Market Comparable Technique	Comparable Multiple	2.0x	2.0x	2.0x
	50,167	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Unsecured Debt	19	Market Comparable Technique	Comparable Multiple	20.5x	20.5x	20.5x
Common Equity/Interests	2,861	Market Comparable Technique	Comparable Multiple	9.0x	20.5x	10.8x
	34	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Total Level 3 Investments	$895,662

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily EBITDA comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the Company may use an option pricing technique, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”), to perform valuations. The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.

Investment Transactions

For the three months ended March 31, 2025 and March 31, 2024, purchases of investments on a trade date basis were $84,374 and $7,740, respectively. For the three months ended March 31, 2025 and March 31, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $54,431 and $35,403, respectively.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2025 and March 31, 2024, PIK income earned was $434 and $220, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
PIK balance at beginning of period	$3,839	$1,280
PIK income capitalized	294	217
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$4,132	$1,497

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After the Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company's asset coverage was 166.2% and 163.0%, respectively.

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

In January 2024, AP Leaf entered into Amendment No. 1 (the “First AP Leaf Amendment”) for the AP Leaf Secured Credit Facility. The First AP Leaf Amendment amended the AP Leaf Secured Credit Facility to have ComputerShare Trust N.A. succeed State Street Bank and Trust Company as trustee and collateral agent, and Virtus Group, LP as collateral administrator.

In June 2024, AP Leaf entered into Amendment No. 2 (the “Second AP Leaf Amendment”) for the AP Leaf Secured Credit Facility. The Second AP Leaf Amendment amended the AP Leaf Secured Credit Facility to increase the facility amount to $650,000.

On March 6, 2025 (the “Third Amendment Closing Date”), AP Leaf entered into the Third Amendment to Loan and Security Agreement (“Third AP Leaf Amendment”) for the AP Leaf Secured Credit Facility, dated as of December 20, 2023, by and among AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equityholder, the lenders from time to time party thereto, Wells Fargo, National Association, as administrative agent for the Secured Parties, and Computershare Trust Company, N.A., in its capacity as collateral agent and in its capacity as trustee. Capitalized terms used but not otherwise defined herein have the meanings given to them in the Third AP Leaf Amendment.

The Third AP Leaf Amendment amended the AP Leaf Secured Credit Facility to, among other things, (i) increase the AP Leaf Secured Credit Facility Amount to $750,000, (ii) reduce the spread to 2.05% per annum, (iii) extend the Reinvestment Period to the three years after the Third Amendment Closing Date and (iv) extend the AP Leaf Secured Credit Facility Maturity Date to five years after the Third Amendment Closing Date.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

As of March 31, 2025, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $584,169 with a fair value of $580,718 and deferred financing costs of $8,375. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of March 31, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Average debt outstanding	$568,558	$500,000
Maximum amount of debt outstanding	584,201	500,000

Weighted average annualized interest cost (1)	6.83%	7.98%
Annualized amortized debt issuance cost	0.05%	0.21%
Total annualized interest cost	6.88%	8.19%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. No commitment fees accrued for the three months ended March 31, 2025 and 2024.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of March 31, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,169	$203	4/15/2025
Total			$4,372	$4,169	$203

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,172	$200	10/10/2024
Total			$4,372	$4,172	$200

Note 6. Net Assets

The Company is authorized to issue an unlimited number of common shares of beneficial interest ("Common Shares") at $0.001 per share par value. Since the commencement of operations on December 15, 2023, the Company has entered into subscription agreements with investors, including affiliates of the Adviser, to make commitments to purchase Common Shares (“Capital Commitments”). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase MAIPL’s Common Shares at a price per share equal to the most recent net asset value ("NAV") per share determined within 48 hours of a date specified in the drawdown notice. Drawdown notices will be deliver at least 10 business days prior to the date on which contributions will be due and drawdown amounts will generally be made pro rata, in accordance with unfunded Capital Commitments of all investors.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

On December 15, 2023, two beneficial owners (the “Limited Owners”) were admitted to the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in Capital Commitments, the Company called $293,587 prior to the Conversion Date. All Limited Owners funded Capital Commitments were converted into 12,145,597 Common Shares on the Conversion Date.

On January 24, 2025, the Company issued and sold 1,015,847 Common Shares and the Company received $25 million as payment for such Common Shares.

As of March 31, 2025 and December 31, 2024, the Company had the following Capital Commitments, pursuant to subscription agreements, and contributions from its shareholders:

	March 31, 2025			December 31, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$500,000	$389,877	$78%	$475,000	$364,877	$77%

The following table summarizes the Common Shares of the Company issued for the three months ended March 31, 2025 and period between Conversion Date to March 31, 2024:

	Three Months Ended		For Period between March 15
	March 31, 2025		and March 31, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	1,015,847	$25,000	—	$—
Distributions reinvested	—	—	—	—
Total net increase (decrease)	1,015,847	$25,000	—	$—

The following table presents distributions that were declared during the three months ended March 31, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 17, 2025	March 17, 2025	April 11, 2025	$0.7509	$11,968
			$0.7509	$11,968

* Totals may not foot due to rounding.

Note 7. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10:

	Three Months Ended March 31,	For Period between March 15, 2024 and March 31, 2024(1)
	2025	2024
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$8,895	$3,498
Weighted average shares outstanding	15,678,845	12,145,597
Basic earnings (loss) per share	$0.57	$0.29

(1) Prior to the Conversion Date, the Company had no shares outstanding. EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and March 31, 2025.

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2025, and December 31, 2024 the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2025	December 31, 2024
Unfunded revolver obligations and bridge loan commitments (1)	$9,293	$2,597
Standby letters of credit issued and outstanding (2)	38	24
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	7,784	3,182
Total Unfunded Commitments (4)	$17,114	$5,803

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2025, no bridge loan commitments were outstanding.
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
(4)
The Company also had an unfunded revolver commitment to FEV Acquisition Corporation of $176 and $176 as of March 31, 2025 and December 31, 2024, respectively. Given the commitment is subject to the Company’s discretion, the timing and the amount of the funding have not been determined.

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company commenced operations. The Company is obligated to reimburse the Adviser for such expenses. The total organization and offering costs incurred were $469, which were recognized by the Company when it commenced operations.

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of March 31, 2025, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	For Period between March 15 and March 31, 2024

	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$24.43	$25.00
Net investment income (1)	0.89	0.24
Net realized and change in unrealized gains (losses) (1)	(0.32)	0.05
Net increase in net assets resulting from operations	0.57	0.29
Distribution of net investment income (1)(2)	(0.75)	0.00
Net asset value at end of period	$24.25	$—

Total return (3)	2.31%	4.31%
Shares outstanding at end of period (1)	15,938,450	12,145,597
Weighted average shares outstanding (1)	15,678,845	12,145,597

Ratio/Supplemental Data
Net assets at end of period (in millions)	$386.5	$307.1
Annualized ratio of operating expenses to average net assets (4)(5)	1.37%	2.43%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.77%	13.84%
Annualized ratio of total expenses to average net assets (4)(5)	12.14%	16.27%
Annualized ratio of net investment income to average net assets (5)	15.04%	16.05%
Average debt outstanding (in millions)	$568.6	$500.0
Average debt per share	$36.26	$41.17
Annualized portfolio turnover rate (5)	23.91%	4.03%
Asset coverage per unit (6)	$1,662	$1,614

* Totals may not foot due to rounding.

(1)
Prior to the Conversion Date, the Company had no shares outstanding. Amount has been derived based on the activity and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and March 31, 2024.
(2)
The tax character of distributions will be determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distributions paid to shareholders may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in net asset value per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s distribution reinvestment plan. Total return does not reflect sales load. Total Return is not annualized.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the three months ended March 31, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 1.37% and 12.14%, respectively, without the fee waivers.
(5)
Annualized for the three months ended March 31, 2025. Organizational costs, servicing expense, and other non-reoccurring expenses are not annualized. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to use expense support, and other unpredictable variables.
(6)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of March 31, 2025, the Company's asset coverage was 166.2%.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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

Distribution Declarations

On May 7, 2025, the Company’s Board declared a base distribution of $0.7874 per share, payable on July 11, 2025 to shareholders of record as of May 21, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.7874 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of MidCap Apollo Institutional Private Lending:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Midcap Apollo Institutional Private Lending and subsidiary (formerly known as Middle Market Apollo Institutional Private Lending) (the “Company”) as of March 31, 2025, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated March 17, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

May 14, 2025

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

Overview

MidCap Apollo Institutional Private Lending (the “Company,” “MAIPL,” “we,” “us,” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in investor commitments to purchase common shares of beneficial interest ("Capital Commitments"), the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 common shares of beneficial interest ("Common Shares") at the Conversion Date. Since the Conversion Date, and through March 31, 2025, we have raised approximately $96,290 in net proceeds from additional offerings of Common Shares.

On March 17, 2025, the Company changed its name from “Middle Market Apollo Institutional Private Lending” to “MidCap Apollo Institutional Private Lending.”

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in millions)*	2025	2024
Investments made in portfolio companies	$84.4	$7.7
Investments sold	—	(8.1)
Net activity before repaid investments	84.4	(0.4)
Investments repaid	(54.4)	(27.3)
Net investment activity	$29.9	$(27.7)

Portfolio companies, at beginning of period	126	100
Number of investments in new portfolio companies	18	1
Number of exited companies	(10)	(4)
Portfolio companies at end of period	134	97

Number of investments in existing portfolio companies	37	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	100%	100%
Total secured debt	100%	100%
Unsecured debt	0%	—%
Common equity/interests and warrants	0%	—%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.2%	10.7%
Secured debt portfolio (2)	10.2%	10.7%
Unsecured debt portfolio (2)	11.3%	11.3%
Total debt portfolio (2)	10.2%	10.7%
Total portfolio (3)	9.9%	10.5%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$919.2 million	$897.0 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$923.6 million	$900.5 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operation and through March 31, 2025, invested capital totaled $1,110.9 million in 156 portfolio companies.

Recent Developments

On March 17, 2025, the Board approved changing the name of the Company from “Middle Market Apollo Institutional Private Lending” to “MidCap Apollo Institutional Private Lending” (the "Name Change") and changing the Company’s non-fundamental investment policy to be to invest directly or indirectly at least 80% of the Company’s total assets (i.e., net assets plus borrowings for investment purposes) in debt instruments of varying maturities under normal circumstances (the “Policy Change”). The Name Change took effect on March 17, 2025. The Policy Change will be effective on May 16, 2025.

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

As of March 31, 2025, $929.9 million or 99.2% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
(in millions)*	2025	2024
Investment Income
Interest income	$24.6	$23.9
Dividend income	—	—
PIK interest income	0.4	0.2
Other income	0.1	0.1
Total investment income	$25.2	$24.3
Expenses
Management and performance-based incentive fees, net of amounts waived	$0.3	$—
Service fees	—	0.6
Interest and other debt expenses, net of reimbursements	10.0	10.4
Administrative services expense, net of reimbursements	0.1	0.1
Legal and other general and administrative expenses	0.9	1.3
Net Expenses	$11.2	$12.3
Net Investment Income	$13.9	$12.0
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.0)	$—
Net change in unrealized gains (losses)	(5.0)	0.7
Net Realized and Change in Unrealized Gains (Losses)	$(5.0)	$0.7
Net Increase in Net Assets Resulting from Operations	$8.9	$12.7

Net Investment Income on Per Average Share Basis (1)(2)	$0.89	$0.99
Earnings per share — basic (1)(2)	$0.57	$0.29

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

(2) Prior to the Conversion Date, the Company had no shares outstanding. Net Investment Income on Per Average Share Basis and EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and March 31, 2024.

Total Investment Income

For the three months ended March 31, 2025 and March 31, 2024, total investment income were $25.2 million and $24.3 million. The increase in investment income is mainly driven by the size of our investment portfolio at fair value, which was $936.9 million as of March 31, 2025, compared to $759.7 million as of March 31, 2024. This is partially offset by the decrease in weighted average yields on the debt and income producing portfolio at fair value which were 10.2% and 12.1% for three months ended March 31, 2025 and March 31, 2024, respectively.

Net Expenses

For the three months ended March 31, 2025 and March 31, 2024, net expenses were $11.2 million and $12.3 million, respectively, primarily attributable to a decrease in interest and other debt expenses and in legal and other general and administrative expenses. Interest and other debt expenses was driven by the amendment of the AP Leaf Secured Credit Facility. Legal and other general and administrative expenses decreased due to budget realignment based on actual results.

Net Change in Unrealized Gains (Losses)

During the three months ended March 31, 2025, we recognized gross unrealized gains of $2.5 million and gross unrealized losses of $7.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $5.0 million which was primarily driven by financial underperformance of FEV Acquisition Corporation and LAV Gear Holdings Inc. Significant changes in unrealized gains (losses) for the three months ended March 31, 2025 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
FEV Acquisition Corporation	$(2.9)
LAV Gear Holdings Inc.	(1.5)

During the three months ended March 31, 2024, we recognized gross unrealized gains of $1.6 million and gross unrealized losses of $0.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $0.7 million.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, the AP Leaf Secured Credit Facility (as defined in Note 5 to the consolidated financial statements), our Capital Commitments, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

We believe that our current cash and cash equivalents on hand, our short-term investments, the AP Leaf Secured Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2025:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$584.2	$—	$—	$584.2	$—
Total Debt Obligations	$584.2	$—	$—	$584.2	$—

(1)
As of March 31, 2025, aggregate lender commitments under the Senior Secured Facility totaled $650 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through March 31, 2025 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2025. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Trustees (the "Board").

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

We maintain an “opt out” distribution reinvestment plan for our shareholders. As a result, if we declare a distribution, then shareholders’ cash distributions will be automatically reinvested in additional shares of our Common Shares, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions.

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

With respect to the distributions to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders.

PIK Income

For the three months ended March 31, 2025 and March 31, 2024, PIK income totaled $0.4 million and $0.2 million on total investment income of $25.2 million and $24.3 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the three months ended March 31, 2025 for more information relating to our investment valuation.

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

As of March 31, 2025, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, the AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$4.8 million	$0.304
Up 100 basis points	3.2 million	0.203
Up 50 basis points	1.6 million	0.101
Down 50 basis points	(1.6) million	(0.099)
Down 100 basis points	(3.2) million	(0.198)
Down 150 basis points	(4.7) million	(0.297)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on good imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Report on Form 8-K filed with SEC on January 30, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Fourth Amended and Restated Agreement and Declaration of Trust (1)
3.2	Bylaws (2)
10.1

Third Amendment to Loan and Security Agreement, dated as of March 6, 2025, by and among AP Leaf, LLC, as borrower, Middle Market Apollo Institutional Private Lending, in its capacity as collateral manager and in its capacity as equityholder, the lenders from time to time party thereto, Wells Fargo, National Association, as administrative agent, and Computershare Trust Company, N.A., in its capacity as collateral agent and in its capacity as trustee (3)

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

(*) Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on May 13, 2024.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.
(3)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-56645) filed on March 11, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2025.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

By:	/s/ Tanner Powell
Name:	Tanner Powell
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory W. Hunt
Name:	Gregory W. Hunt
Title:	Chief Financial Officer
(Principal Financial Officer)