Form 10-Q
period 2025-06-30
MidCap Apollo Institutional Private Lending
filed 2025-08-13
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of August 12, 2025 was 17,038,441.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” and “our” refer to MidCap Apollo Institutional Private Lending unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $939,170 and $918,595, respectively)	$922,183	$909,845
Non-controlled/affiliated investments (cost $7,216 and $0 respectively)	7,216	—
Cash and cash equivalents	17,344	33,276
Foreign currencies (cost $1,519 and $711, respectively)	1,553	678
Receivable for investments sold	959	8,607
Interest receivable	9,550	5,399
Other assets	14	—
Total assets	$958,819	$957,804

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $7,951 and $5,150 as of June 30, 2025 and December 31, 2024, respectively)	$556,456	$573,522
Payable for investments purchased	15	—
Management fees payable	482	—
Performance-based incentive fees payable	788	—
Distributions payable	12,575	13,169
Interest payable	2,762	3,256
Accrued administrative services expense payable	362	1,414
Unrealized depreciation on foreign currency forward contracts	39	—
Other liabilities and accrued expenses	2,361	1,916
Total liabilities	$575,840	$593,277
Commitments and contingencies (Note 8)
Total Net Assets	$382,979	$364,527

Net Assets (Note 6)
Common shares, $0.001 par value (Unlimited shares authorized; 15,969,674 shares issued and outstanding as of June 30, 2025 and 14,922,603 shares issued and outstanding as of December 31, 2024)	16	15
Capital in excess of par value	387,185	375,365
Accumulated under-distributed (over-distributed) earnings	(4,222)	(10,853)
Net Assets	$382,979	$364,527

Net Asset Value Per Share	$23.98	$24.43

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$23,543	$23,386	$47,896	$47,309
PIK interest income	847	269	1,525	489
Other income	126	455	254	563
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	19	—	19	—
PIK interest income	—	—	—	—
Other income	—	—	—	—
Total Investment Income	$24,535	$24,110	$49,694	$48,361
Operating Expenses
Interest and other debt expenses	$9,857	$9,873	$19,825	$20,223
Service fees	—	—	—	553
Management fees	964	774	1,911	915
Performance-based incentive fees	1,576	1,385	3,231	1,811
Legal expenses	349	398	694	1,052
Administrative service expenses	270	442	389	525
Other general and administrative expenses	494	853	1,035	1,464
Total expenses	13,510	13,725	27,085	26,543
Management fees waived	(482)	(774)	(1,341)	(915)
Performance-based incentive fees waived	(788)	(1,385)	(2,267)	(1,811)
Net Expenses	$12,240	$11,566	$23,477	$23,817
Net Investment Income	$12,295	$12,544	$26,217	$24,544
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(394)	$—	$(395)	$—
Non-controlled/affiliated investments	—	—	—	—
Foreign currency forward contracts	(134)	—	(146)	—
Foreign currency transactions	4	—	(3)	—
Net realized gains (losses)	$(524)	$—	$(544)	$—
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(3,210)	(1,890)	(8,235)	(1,202)
Non-controlled/affiliated investments	—	—	—	—
Foreign currency forward contracts	(39)	—	(39)	—
Foreign currency translations	(185)	—	(167)	—
Net change in unrealized gains (losses)	(3,434)	(1,890)	(8,441)	(1,202)
Net Realized and Change in Unrealized Gains (Losses)	$(3,958)	$(1,890)	$(8,985)	$(1,202)
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,337	$10,654	$17,232	$23,342

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations
Net investment income	$12,295	$12,544	$26,217	$24,544
Net realized gains (losses)	(524)	—	(544)	—
Net change in unrealized gains (losses)	(3,434)	(1,890)	(8,441)	(1,202)
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,337	$10,654	$17,232	$23,342

Distributions to Shareholders
Distribution of net investment income	$(12,575)	$—	$(24,543)	$—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(12,575)	$—	$(24,543)	$—

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 6)	$—	$60,000	$25,000	$60,000
Distributions reinvested	763	—	763	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$763	$60,000	$25,763	$60,000

Net Assets
Net increase (decrease) in net assets during the period	$(3,475)	$70,654	$18,452	$83,342
Net assets at beginning of period	386,454	307,138	364,527	294,450
Net Assets at End of Period	$382,979	$377,792	$382,979	$377,792

Capital Share Activity
Shares issued during the period (Note 6)	—	2,312,138	1,015,847	14,457,735
Distributions reinvested	31,224	—	31,224	—
Shares issued and outstanding at beginning of period	15,938,451	12,145,597	14,922,603	—
Shares Issued and Outstanding at End of Period	15,969,674	14,457,735	15,969,674	14,457,735

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$17,232	$23,342
Net realized (gains) losses on investments	395	—
Net change in unrealized (gains) losses	8,441	1,202
Payment-in-kind interest capitalized	(1,476)	(717)
Net accretion of discount and amortization of premium	(1,459)	(1,961)
Amortization of deferred financing costs	489	522
Purchases of investments	(128,030)	(42,351)
Proceeds from sale of investments and principal repayments	102,781	41,021
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(4,151)	(8,906)
Decrease (increase) in receivable for investments sold	7,648	—
Decrease (increase) in other assets	(14)	(6,668)
Increase (decrease) in payable for investments purchased	15
Increase (decrease) in management fees payable	482	—
Increase (decrease) in performance-based incentive fees payable	788	—
Increase (decrease) in interest payable	(494)	2,218
Increase (decrease) in service fees payable	—	(38)
Increase (decrease) in accrued organization cost	—	(470)
Increase (decrease) in accrued administrative services expense payable	(1,052)	522
Increase (decrease) in other liabilities and accrued expenses	445	677
Net Cash (Used in)/Provided by Operating Activities	$2,040	$8,393

Financing Activities
Issuances of debt	$75,500	$16,500
Payments of debt	(90,000)	(71,000)
Financing costs paid and deferred	(3,290)	(1,171)
Proceeds from issuance of common shares	25,000	60,000
Distributions paid	(24,375)	—
Net Cash (Used in)/Provided by Financing Activities	$(17,165)	$4,329

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents during the period	$(15,125)	$12,722
Effect of foreign exchange rate changes on cash and cash equivalents	68	—
Cash and cash equivalents at beginning of period	33,954	3,176
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$18,897	$15,898

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$19,830	$17,483
Reinvestment of distributions during the period	$763	$—
PIK income	$1,525	$489

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Aerospace & Defense
Jonathan Acquisition Company
Jonathan Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/22/2026	$7,856	$7,804	$7,742	(17)
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/3/2031	4,800	4,732	4,731	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	2/3/2031	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	2/3/2031	—	(1)	(1)	(9)(12)(13) (14)
Sperry Parent Holdings, L.P.	Common Equity - Stock	N/A	N/A	494 Shares	49	45	(6)(9)(15)
					4,779	4,774
		Total Aerospace & Defense			$12,583	$12,516
Air Freight & Logistics
PrimeFlight Acquisition, LLC
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2029	$7,860	$7,678	$7,860	(17)
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	S+200 Cash plus 5.00% PIK, 1.00% Floor	5/27/2030	1,858	1,858	1,858	(17)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,736	2,355	(6)(15)
					4,594	4,213
		Total Air Freight & Logistics			$12,272	$12,073
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	11/5/2026	$7,823	$7,778	$7,781	(17)
Cool Buyer, Inc.
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	34	33	(6)(9)(15)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/2030	4,776	4,711	4,644	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/2030	—	(1)	(3)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/2030	60	59	57	(9)(13)(14) (17)
					4,803	4,731
		Total Automobile Components			$12,581	$12,512

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Beverages
Ronnoco Holdings, Inc.
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	3/17/2031	$3,543	$3,492	$3,490	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	3/17/2031	97	76	75	(9)(13)(14) (17)
	Preferred Equity - Preferred Stocks	N/A	N/A	500 Shares	50	50	(6)(9)(15)
	Common Equity - Stock	N/A	N/A	53 Shares	—	—	(6)(9)(15)
		Total Beverages			$3,618	$3,615
Building Products
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	$7,382	$7,244	$7,263	(9)(18)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	100	98	98	(9)(18)
		Total Building Products			$7,342	$7,361
Capital Markets
Stout
Stout Intermediate II, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	11/22/2027	$7,858	$7,768	$7,931	(17)
		Total Capital Markets			$7,768	$7,931
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+500, 4.50% Floor	8/19/2029	$8,356	$8,212	$8,272	(9)(11)(16)
	First Lien Secured Debt - Revolver	S+510, 2.50% Floor	8/19/2029	30	30	30	(9)(11)(13) (14)(16)
					8,242	8,302
Lunar Buyer, LLC
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/3/2030	4,776	4,690	4,692	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/3/2030	—	(1)	(2)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/3/2030	42	40	40	(9)(13)(14) (17)
					4,729	4,730
Universal Fiber Systems LLC
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	9/30/2028	5,727	5,678	5,533	(17)
		Total Chemicals			$18,649	$18,565

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Commercial Services & Supplies
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	$8,734	$8,636	$8,690	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	14	13	13	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	3	2	3	(9)(13)(14) (17)
					8,651	8,706
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	7/24/2026	7,855	7,834	7,775	(17)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	6.25%	10/31/2025	9,114	8,892	6,805	(5)
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/2/2028	7,858	7,788	7,782	(17)
Pavement Preservation Acquisition, LLC
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/9/2030	4,745	4,661	4,662	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/9/2030	100	98	98	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/9/2030	35	33	33	(9)(13)(14) (17)
					4,792	4,793
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/22/2027	7,821	7,377	7,317	(17)
Vixxo Corporation
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030	4,925	4,860	4,864	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030	—	—	(1)	(9)(12)(13) (14)
					4,860	4,863
		Total Commercial Services & Supplies			$50,194	$48,041
Construction & Engineering
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/2/2031	$4,800	$4,733	$4,776	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/2/2031	8	8	8	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/2/2031	36	35	36	(9)(13)(14) (17)
					4,776	4,820

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	8,635	8,483	8,548	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	351	348	344	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	58	56	57	(9)(13)(14) (17)
					8,887	8,949
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	3/11/2027	7,495	7,436	7,455	(17)
CRS Holdings, Inc.
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/6/2030	1,813	1,781	1,790	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	6/6/2030	—	—	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/6/2030	—	(1)	(1)	(9)(12)(13) (14)
					1,780	1,788
Kauffman Intermediate, LLC
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	9/30/2026	8,340	8,292	7,948	(16)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	2/7/2029	7,859	7,680	7,741	(17)
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	12/31/2025	7,972	7,956	7,955	(16)
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	4,677	4,612	4,629	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	96	94	95	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(1)	(1)	(9)(12)(13) (14)
					4,705	4,723
		Total Construction & Engineering			$51,512	$51,379
Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$7,821	$7,688	$7,684	(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	27	25	25	(9)(13)(14) (17)
					7,713	7,709
THLP CO., LLC
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	7/31/2027	8,389	8,378	8,305	(17)
		Total Consumer Staples Distribution & Retail			$16,091	$16,014

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Containers & Packaging
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/3/2032	$9,800	$9,659	$9,653	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/3/2032	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/3/2032	—	(1)	(1)	(9)(12)(13) (14)
					9,657	9,651
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/24/2031	2,917	2,881	2,880	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/24/2031	—	(4)	(9)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+375, 0.75% Floor	3/24/2031	344	328	328	(9)(13)(14) (17)
					3,205	3,199
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	9,727	9,601	9,605	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/20/2029	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/20/2029	5	4	4	(9)(13)(14) (17)
					9,604	9,608
		Total Containers & Packaging			$22,466	$22,458
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+565, 1.00% Floor	6/16/2027	$7,680	$7,607	$7,625	(17)
FEV Acquisition Corporation
FEV Acquisition Corporation	First Lien Secured Debt - Term Loan	13.50%	7/15/2028	8,228	7,369	—	(5)
	First Lien Secured Debt - Delayed Draw	13.50%	7/15/2028	176	176	—	(5)(13)(14)
					7,545	—
Go Car Wash Management, Corp.
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/31/2026	7,857	7,785	7,673	(17)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030	1,881	1,857	1,857	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030	—	—	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030	—	(1)	(1)	(9)(12)(13) (14)
					1,856	1,855

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030	4,743	4,675	4,672	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030	203	186	170	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030	243	236	236	(9)(13)(14) (17)
					5,097	5,078
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/23/2027	7,919	7,791	7,901	(17)
Regis Corporation
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	6/24/2029	10,484	10,310	10,295	(9)(16)
	First Lien Secured Debt - Revolver	S+450, 2.50% Floor	6/24/2029	4	3	2	(9)(13)(14) (16)
					10,313	10,297
TCW Midco LLC
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/2029	4,776	4,734	4,728	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/2029	28	27	27	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/2029	—	(1)	(1)	(9)(12)(13) (14)
					4,760	4,754
Ultra Clean Holdco LLC
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/1/2030	6,739	6,636	6,621	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/1/2030	1,066	1,042	1,028	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/1/2030	—	(1)	(1)	(9)(12)(13) (14)
					7,677	7,648
		Total Diversified Consumer Services			$60,431	$52,831
Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032	$900	$883	$882	(9)(17)
		Total Electric Utilities			$883	$882

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Electrical Equipment
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	7/22/2030	C$	8,734	$6,249	$6,269	(9)(11)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/22/2030		993	977	980	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	7/22/2030	C$	63	45	45	(9)(11)(13) (14)(20)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	7/22/2030	C$	16	11	11	(9)(11)(13) (14)(20)
						7,282	7,305
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029		6,261	6,163	6,198	(17)
		Total Electrical Equipment				$13,445	$13,503
Electronic Equipment, Instruments & Compone
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	1/10/2029		$7,858	$7,742	$7,707	(17)
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	12/1/2027		7,858	7,807	7,846	(16)
	Total Electronic Equipment, Instruments & Components					$15,549	$15,553
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027		$7,487	$7,487	$7,487	(17)
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	7/23/2029		4,805	4,723	4,721	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	7/23/2029		20	18	18	(9)(11)(13) (14)(17)
						4,741	4,739
		Total Entertainment				$12,228	$12,226

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Financial Services
Gabriel Partners, LLC
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+195 Cash plus 4.45% PIK, 1.00% Floor	9/21/2026	$7,944	$7,915	$7,705	(17)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 0.75% Floor	10/4/2030	9,727	9,727	9,690	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+485, 0.75% Floor	10/4/2030	56	55	55	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/4/2030	—	—	—	(9)(13)(14)
					9,782	9,745
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	1/31/2031	4,888	4,841	4,839	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2031	—	(1)	(1)	(9)(12)(13) (14)
					4,840	4,838
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/2/2028	7,875	7,851	7,840	(11)(17)
		Total Financial Services			$30,388	$30,128
Food Products
Amylu Borrower Sub, LLC
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/10/2031	$5,469	$5,415	$5,414	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/10/2031	—	(5)	(5)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/10/2031	78	67	67	(9)(13)(14) (17)
					5,477	5,476
Berner Food & Beverage, LLC
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	7/30/2027	7,857	7,661	7,700	(17)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	12/29/2027	7,858	7,783	7,746	(16)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/17/2027	7,836	7,768	7,669	(17)
		Total Food Products			$28,689	$28,591

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Ground Transportation
Beacon Mobility Corp.
Beacon Mobility Corp.	First Lien Secured Debt - Delayed Draw	S+635, 1.00% Floor	12/31/2025	$7,814	$7,807	$7,797	(9)(17)
HENIFF HOLDCO LLC
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	12/3/2026	7,821	7,801	7,743	(17)
		Total Ground Transportation			$15,608	$15,540
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	3/8/2028	$7,858	$7,698	$7,420	(9)(17)
CSHC Buyerco, LLC
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	9/8/2026	7,858	7,791	7,715	(17)
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028	9,406	9,362	9,359	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028	—	(3)	(3)	(9)(12)(13) (14)
					9,359	9,356
Dragonfly Health, Inc (fka StateServ Acquis
Dragonfly Health, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	11/19/2030	7,858	7,762	7,781	(17)
Medical Guardian, LLC
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/26/2028	7,878	7,823	7,878	(17)
Natus Sensory, Inc.
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/7/2031	4,688	4,622	4,623	(9)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	1/7/2031	€96	98	111	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	1/7/2031	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/7/2031	—	(1)	(1)	(9)(12)(13) (14)
					4,718	4,732

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Titan Luxco I SARL
Titan Luxco I SARL	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/12/2032	3,022	2,992	2,992	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	6/12/2032	€589	675	687	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/12/2032	—	(4)	(4)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/12/2031	139	133	133	(9)(13)(14) (17)
					3,796	3,808
		Total Health Care Equipment & Supplies			$48,947	$48,690
Health Care Providers & Services
EmpiRx Health LLC
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	8/5/2027	$7,858	$7,833	$7,858	(17)
EyeSouth
SCP Eye Care Services, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/5/2029	7,859	7,648	7,677	(9)(17)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	11/22/2027	7,898	7,840	7,713	(17)
Kure Pain Holdings, Inc.
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	8/27/2027	7,854	7,853	7,852	(17)
MAXOR ACQUISITION INC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	3/1/2029	7,859	7,709	7,781	(17)
Midwest Vision Partners Management, LLC
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	S+100 Cash plus 5.75% PIK, 1.00% Floor	1/12/2028	7,860	7,757	7,762	(9)(17)
	First Lien Secured Debt - Term Loan	S+650 PIK, 1% Floor	1/12/2028	417	411	318	(9)(17)
					8,168	8,080
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/29/2030	7,858	7,854	7,781	(17)
Pace Health Companies, LLC
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	8/2/2026	7,854	7,793	7,820	(17)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	7,722	7,592	7,606	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	89	87	87	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(1)	(1)	(9)(12)(13) (14)
					7,678	7,692

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
SBH Buyer, LLC
Salisbury House, LLC	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	2/28/2026	8,000	7,948	7,934	(17)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/4/2029	7,860	7,799	7,781	(17)
Thomas Scientific, LLC
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+340 Cash plus 4.25% PIK, 1.00% Floor	12/14/2027	8,202	8,114	7,961	(16)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/2028	7,477	7,380	7,215	(17)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	3/27/2028	7,977	7,895	7,830	(9)(17)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+560 Cash plus 1.50% PIK, 1.00% Floor	9/30/2027	8,127	8,045	7,484	(17)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	S+200 Cash plus 4.75% PIK, 1.00% Floor	3/31/2027	7,949	7,879	4,758	(17)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	3/9/2027	7,858	7,734	7,779	(17)
		Total Health Care Providers & Services			$133,170	$128,996
Health Care Technology
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/9/2032	$2,130	$2,099	$2,098	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/9/2032	—	(3)	(3)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	6/9/2032	—	(3)	(3)	(9)(12)(13) (14)
					2,093	2,092
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	9/30/2027	7,804	7,653	7,701	(17)
		Total Health Care Technology			$9,746	$9,793
Hotels, Restaurants & Leisure
American West (26)
AWRG Borrower LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/18/2030	$5,557	$5,557	$5,557	(9)(15)(17)
AWRG Parent LLC	Common Equity - Stock	N/A	N/A	807,101 Shares	1,659	1,659	(6)(9)(15)
					7,216	7,216

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Cave Enterprises Operations, LLC
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	S+660, 1.50% Floor	8/9/2028	7,880	7,880	7,880	(16)
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	5/5/2032	2,315	2,292	2,292	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	5/5/2032	30	28	28	(9)(13)(14) (17)
					2,320	2,320
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028	7,774	7,693	7,638	(16)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	8,800	8,684	8,602	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	31	29	29	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	23	22	21	(9)(13)(14) (17)
					8,735	8,652
YTC Enterprises, LLC
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	8/16/2026	7,192	7,126	6,886	(16)
		Total Hotels, Restaurants & Leisure			$40,970	$40,592

Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	6/29/2028	$7,857	$7,748	$7,817	(17)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/2027	7,858	7,787	7,801	(9)(17)
		Total Insurance			$15,535	$15,618
IT Services
Distinct Holdings Inc
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	7/18/2029	$9,826	$9,680	$9,672	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	7/18/2029	—	(1)	(2)	(9)(12)(13) (14)
					9,679	9,670
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	9,826	9,695	9,703	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	53	52	52	(9)(13)(14) (17)
					9,747	9,755
		Total IT Services			$19,426	$19,425

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Leisure Products
Dan Dee International Holdings, Inc. (fka P
Dan Dee International Holdings, Inc.	First Lien Secured Debt - Term Loan	S+710, 1.00% Floor	2/1/2026	$5,820	$5,793	$5,798	(17)
Lash OpCo, LLC
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 5.10% PIK, 1.00% Floor	9/17/2027	8,618	8,557	8,450	(17)
Paladone Group Bidco Limited
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/12/2027	7,858	7,796	7,801	(11)(17)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Term Loan	S+640 Cash plus 1.00% PIK, 1.00% Floor	10/4/2027	67	67	66	(17)
	First Lien Secured Debt - Delayed Draw	S+640 Cash plus 1.00% PIK, 1.00% Floor	10/4/2027	5,266	5,091	5,194	(17)
					5,158	5,260
		Total Leisure Products			$27,304	$27,309
Life Sciences Tools & Services
VCR Buyer, Inc.
VCR Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675 Cash plus 1.00% PIK, 1.00% Floor	4/28/2028	$8,024	$7,681	$7,474	(16)
		Total Life Sciences Tools & Services			$7,681	$7,474
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	2/26/2027	$7,979	$7,903	$7,863	(17)
Flow Control Intermediate Holdings 2.0, LLC
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2031	2,667	2,628	2,627	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2031	—	(12)	(12)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2031	—	(10)	(10)	(9)(12)(13) (14)
					2,606	2,605
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/30/2032	5,611	5,527	5,527	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/30/2032	—	(8)	(15)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/30/2032	—	(13)	(13)	(9)(12)(13) (14)
					5,506	5,499

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	6,184	6,093	6,091	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	18	1	(1)	(9)(12)(13) (14)(17)
					6,094	6,090
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/9/2027	7,858	7,756	7,731	(16)
Relevant Industrial, LLC
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/16/2031	2,738	2,705	2,704	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	5/16/2031	—	(11)	(11)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	5/16/2031	—	(6)	(6)	(9)(12)(13) (14)
					2,688	2,687
		Total Machinery			$32,553	$32,475
Media
HALO Buyer, Inc
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	8/7/2029	$4,888	$4,797	$4,795	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/7/2029	18	17	16	(9)(13)(14) (17)
					4,814	4,811
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/2026	7,856	7,752	7,729	(17)
KL Charlie Acquisition Company
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/30/2026	7,856	7,751	7,797	(17)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	8/15/2028	6,727	6,533	6,390	(17)
		Total Media			$26,850	$26,727
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 1.50% Floor	5/3/2029	$8,258	$8,095	$7,238	(4)(17)
GS SEER Group Borrower LLC
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	4/29/2030	7,860	7,682	7,781	(17)
		Total Multi-Utilities			$15,777	$15,019

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Paper & Forest Products
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	$7,481	$7,375	$7,374	(9)(17)
		Total Paper & Forest Products			$7,375	$7,374
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/3/2028	$7,859	$7,751	$7,731	(17)
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	1,640	1,609	1,607	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(1)	(1)	(9)(12)(13) (14)
					1,608	1,606
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	8/14/2028	7,859	7,745	7,780	(17)
		Total Personal Care Products			$17,104	$17,117
Pharmaceuticals
Orion Buyer, LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/18/2030	$8,734	$8,581	$8,472	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/18/2030	—	(1)	(3)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/18/2030	20	18	17	(9)(13)(14) (17)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	53	(6)(9)(15)
	Unsecured Debt - Promissory Note	11.34%	7/11/2030	19	19	19	(9)
					8,716	8,558
PAI
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	7,400	7,293	7,289	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2032	—	(1)	(1)	(9)(12)(13) (14)
	Common Equity - Stock	N/A	N/A	50 Shares	50	51	(6)(9)(15)
					7,342	7,339

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Saffron Bidco Ltd
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+269 Cash plus 3.06% PIK, 0.75% Floor	9/11/2031		9,674	9,498	9,384	(9)(11)(18)
	First Lien Secured Debt - Term Loan	E+274 Cash plus 3.01% PIK, 0.75% Floor	9/11/2031		€97	106	111	(9)(11)(23)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.75% Floor	9/11/2031		£—	—	—	(9)(11)(13) (14)
						9,604	9,495
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029		7,860	7,815	7,860	(17)
Trillium Health Care Products
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/6/2031		9,851	9,672	9,629	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/6/2031		37	36	35	(9)(13)(14) (17)(21)
	First Lien Secured Debt - Revolver	CORRA+557, 1.00% Floor	8/6/2031	C$	45	32	32	(9)(13)(14)
						9,740	9,696
		Total Pharmaceuticals				$43,217	$42,948
Professional Services
Chronicle Parent LLC
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/15/2031		$3,519	$3,484	$3,483	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	4/15/2031		—	(5)	(6)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/15/2031		—	(4)	(4)	(9)(12)(13) (14)
						3,475	3,473
DCM Parent, LLC
DCM Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/12/2031		4,214	4,153	4,151	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/12/2031		—	(11)	(12)	(9)(12)(13) (14)
						4,142	4,139
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/7/2029		7,859	7,722	7,722	(17)
North Highland Company LLC
The North Highland Company LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/22/2031		4,776	4,731	4,728	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/22/2031		—	—	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/2030		66	65	65	(9)(13)(14) (17)
						4,796	4,792

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
TeamLinx
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/18/2030	5,876	5,792	5,787	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/18/2030	—	(1)	(1)	(9)(12)(13) (14)
					5,791	5,786
		Total Professional Services			$25,926	$25,912
Software
AMI Buyer, Inc.
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/17/2031	$4,888	$4,839	$4,814	(9)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/17/2031	1	—	(1)	(9)(12)(13) (14)(19)
					4,839	4,813
CM Acquisitions Holdings Inc. (fka Sisterco
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+350 Cash plus 2.50% PIK, 1.00% Floor	5/6/2026	8,209	8,166	7,959	(17)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	6/24/2027	10,067	9,983	9,918	(9)(17)
F&M Buyer LLC
F&M Buyer LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/18/2032	3,380	3,347	3,346	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/18/2032	—	(5)	(11)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/18/2032	—	(5)	(5)	(9)(12)(13) (14)
					3,337	3,330
Four Winds Interactive LLC
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	2/20/2030	4,800	4,709	4,704	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	2/20/2030	—	(1)	(2)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	2/20/2030	—	(2)	(2)	(9)(12)(13) (14)
					4,706	4,700
Litify LLC
Litify LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	2/2/2029	4,000	3,920	3,920	(9)(17)
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	9,751	9,616	9,618	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(1)	(1)	(9)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(1)	(1)	(9)(12)(13) (14)
					9,614	9,616
		Total Software			$44,565	$44,256

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Specialty Retail
Club Champion LLC
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/14/2029	$8,811	$8,697	$8,701	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/14/2029	17	15	15	(9)(13)(14) (17)
		Total Specialty Retail			$8,712	$8,716

Trading Companies & Distributors
MacQueen Equipment
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	1/7/2028	$7,788	$7,752	$7,774	(16)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	9,727	9,594	9,581	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	100	99	98	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	26	25	25	(9)(13)(14) (17)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	40	(6)(9)(15)
					9,748	9,744
		Total Trading Companies & Distributors			$17,500	$17,518
Transportation Infrastructure
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/9/2029	$3,762	$3,716	$3,734	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/9/2029	86	85	85	(9)(13)(14) (17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/9/2029	33	32	33	(9)(13)(14) (17)
		Total Transportation Infrastructure			$3,833	$3,852
Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt - Term Loan	S+601, 1.00% Floor	8/9/2027	$8,000	$7,898	$7,869	(17)
		Total Wireless Telecommunication Services			$7,898	$7,869

Total Investments					$946,386	$929,399	(2)(7)

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	9/17/2025	$2,671	C$	3,636	Note 4
Foreign currency forward contract	9/17/2025	975		€845	Note 4
Foreign currency forward contract	9/17/2025	110		£81	Note 4

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

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
(11)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2025, non-qualifying assets represented approximately 4.7% of the total assets of the Company.
(12)
The negative fair value is the result of the commitment being valued below par.
(13)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

(14)
As of June 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
AMI Buyer, Inc.	$100	$1	$—	$99
Accelevation LLC	192	36	—	156
American Restoration Holdings, LLC	425	58	—	367
Amylu Borrower Sub, LLC	2,031	78	—	1,953
Aspen Aerogels, Inc.	100	30	—	70
Bingo Group Buyer, Inc.	186	3	—	183
Bullcave Limited	100	53	—	47
CI (MG) GROUP, LLC	2,534	242	—	2,292
CRS Holdings, Inc.	100	—	8	92
Chronicle Parent LLC	1,481	—	—	1,481
Club Champion LLC	100	17	—	83
Cool Buyer, Inc.	200	60	3	137
Crumbl Enterprises LLC	185	30	—	155
DCM Parent, LLC	775	—	—	775
DRS Holdings III, Inc.	570	—	—	570
Distinct Holdings Inc	100	—	—	100
F&M Buyer LLC	1,620	—	—	1,620
FEV Acquisition Corporation	—	—	—	—
Flow Control Intermediate Holdings 2.0, LLC	2,333	—	—	2,333
Four Winds Interactive LLC	200	—	1	199
GAT-Airline Ground Support Inc	214	33	1	180
GC Waves Holdings, Inc.	144	—	—	144
Generator Buyer, Inc.*	101	12	2	87
HALO Buyer, Inc	100	18	—	82
IOTA HOLDINGS 3	1,316	18	—	1,298
Ideal Components Acquisition, LLC	1,889	—	—	1,889
Lotus Topco Inc.	100	—	—	100
Lunar Buyer, LLC	200	42	—	158
MRO Parent Corporation	370	—	—	370
NCP-MSI Buyer	2,083	344	12	1,727
NPPI Buyer, LLC	200	5	—	195
Natus Sensory, Inc.	200	—	—	200
Orion Buyer, LLC	200	20	—	180
PHOENIX YW BUYER, INC.	50	—	—	50
PMA Parent Holdings, LLC	100	—	—	100
Pai Middle Tier, LLC	100	—	—	100
Pavement Preservation Acquisition, LLC	100	35	—	65
Protein For Pets Opco, LLC	100	27	—	73
Rarebreed Veterinary Partners, Inc.	136	—	1	135
Regis Corporation	100	4	19	77
Relevant Industrial, LLC	2,262	—	—	2,262
Ronnoco Holdings, Inc.	1,448	97	—	1,351
Saffron Bidco Ltd*	137	—	—	137
Sperry Acquisition, LLC	200	—	—	200

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
TCW Midco LLC	172	—	—	172
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	66	—	134
Titan Luxco I SARL	1,389	139	—	1,250
Traffic Management Solutions, LLC	104	—	4	100
Trillium Health Care Products Inc.	68	37	—	31
Trillium Health Care Products Inc.*	33	33	—	—
Ultra Clean Holdco LLC	50	—	—	50
Uniguest Holdings, Inc	200	—	—	200
Vixxo Corporation	50	—	—	50
Vybond Buyer, LLC	200	—	—	200
WC ORS Buyer, Inc.	100	26	—	74
WH BorrowerCo, LLC	100	23	—	77
WildBrain Ltd.	100	20	—	80
Total Commitments	28,048	1,607	51	26,390

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2025 exchange rate.

** For all letters of credit issued and outstanding on June 30, 2025, $21 will expire in 2029, $18 will expire in 2030 and $12 will expire in 2031.

(15)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $4,286 or 1.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
AWRG Parent LLC	Common Equity - Stock	6/18/2025
AWRG Parent LLC	Common Equity - Stock	6/18/2025
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	10/31/2024
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
Ronnoco Holdings, Inc.	Preferred Equity - Preferred Stocks	3/17/2025
Ronnoco Holdings, Inc.	Common Equity - Stock	4/1/2025
SEKO Global Logistics Network, LLC	Common Equity - Equity Unit	12/27/2024
Sperry Parent Holdings, L.P.	Common Equity - Stock	2/3/2025
TVG Orion Blocker, Inc.	Common Equity - Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024

(16)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2025 was 4.29%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2025 was 4.15%.
(19)
The interest rate on these loans is subject to 12 months SOFR, which as of June 30, 2025 was 3.88%.
(20)
The interest rate on these loans is subject to 1 month CORRA, which as of June 30, 2025 was 2.74%.
(21)
The interest rate on these loans is subject to 3 month CORRA, which as of June 30, 2025 was 2.68%.
(22)
The interest rate on these loans is subject to 3 months EURIBOR, which as of June 30, 2025 was 1.94%
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2025 was 2.05%.
(24)
The interest rate on these loans is subject to SONIA, which as of June 30, 2025 was 4.22%.
(25)
The interest rate on these loans is subject to Prime, which as of June 30, 2025 was 7.50%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

(26)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and June 30, 2025 along with transactions during the six months ended June 30, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at Year ended December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at For the three and six months ended June 30, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
AWRG Borrower LLC, Term Loan	$—	$5,557	$—	$—	$5,557	$—	$19
AWRG Parent LLC, Stock	—	1,659	—	—	1,659	—	—
	$—	$7,216	$—	$—	$7,216	$—	$19
•

Gross additions include increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

▪
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

(27)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$12,534	$—	$49	$12,583
Air Freight & Logistics	9,536	—	2,736	12,272
Automobile Components	12,547	—	34	12,581
Beverages	3,568	—	50	3,618
Building Products	7,342	—	—	7,342
Capital Markets	7,768	—	—	7,768
Chemicals	18,649	—	—	18,649
Commercial Services & Supplies	50,194	—	—	50,194
Construction & Engineering	51,512	—	—	51,512
Consumer Staples Distribution & Retail	16,091	—	—	16,091
Containers & Packaging	22,466	—	—	22,466
Diversified Consumer Services	60,431	—	—	60,431
Electric Utilities	883	—	—	883
Electrical Equipment	13,445	—	—	13,445
Electronic Equipment, Instruments & Components	15,549	—	—	15,549
Entertainment	12,228	—	—	12,228
Financial Services	30,388	—	—	30,388
Food Products	28,689	—	—	28,689
Ground Transportation	15,608	—	—	15,608
Health Care Equipment & Supplies	48,947	—	—	48,947
Health Care Providers & Services	133,170	—	—	133,170
Health Care Technology	9,746	—	—	9,746
Hotels, Restaurants & Leisure	33,754	—	—	33,754
Insurance	15,535	—	—	15,535
IT Services	19,426	—	—	19,426
Leisure Products	27,304	—	—	27,304
Life Sciences Tools & Services	7,681	—	—	7,681
Machinery	32,553	—	—	32,553
Media	26,850	—	—	26,850
Multi-Utilities	15,777	—	—	15,777
Paper & Forest Products	7,375	—	—	7,375
Personal Care Products	17,104	—	—	17,104
Pharmaceuticals	43,049	19	149	43,217
Professional Services	25,926	—	—	25,926
Software	44,565	—	—	44,565
Specialty Retail	8,712	—	—	8,712
Trading Companies & Distributors	17,470	—	30	17,500
Transportation Infrastructure	3,833	—	—	3,833
Wireless Telecommunication Services	7,898	—	—	7,898
Total Non-Controlled / Non-Affiliated Investments	$936,103	$19	$3,048	$939,170
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,557	—	1,659	7,216
Total Non-Controlled / Affiliated Investments	$5,557	$—	$1,659	$7,216
Total	941,660	19	4,707	946,386

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

(28)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$12,471	$—	$45	$12,516	3.3%
Air Freight & Logistics	9,718	—	2,355	12,073	3.2%
Automobile Components	12,479	—	33	12,512	3.3%
Beverages	3,565	—	50	3,615	0.9%
Building Products	7,361	—	—	7,361	1.9%
Capital Markets	7,931	—	—	7,931	2.1%
Chemicals	18,565	—	—	18,565	4.8%
Commercial Services & Supplies	48,041	—	—	48,041	12.4%
Construction & Engineering	51,379	—	—	51,379	13.3%
Consumer Staples Distribution & Retail	16,014	—	—	16,014	4.2%
Containers & Packaging	22,458	—	—	22,458	5.9%
Diversified Consumer Services	52,831	—	—	52,831	13.7%
Electric Utilities	882	—	—	882	0.2%
Electrical Equipment	13,503	—	—	13,503	3.5%
Electronic Equipment, Instruments & Components	15,553	—	—	15,553	4.1%
Entertainment	12,226	—	—	12,226	3.2%
Financial Services	30,128	—	—	30,128	7.9%
Food Products	28,591	—	—	28,591	7.5%
Ground Transportation	15,540	—	—	15,540	4.1%
Health Care Equipment & Supplies	48,690	—	—	48,690	12.7%
Health Care Providers & Services	128,996	—	—	128,996	33.6%
Health Care Technology	9,793	—	—	9,793	2.6%
Hotels, Restaurants & Leisure	33,376	—	—	33,376	8.7%
Insurance	15,618	—	—	15,618	4.1%
IT Services	19,425	—	—	19,425	5.1%
Leisure Products	27,309	—	—	27,309	7.1%
Life Sciences Tools & Services	7,474	—	—	7,474	2.0%
Machinery	32,475	—	—	32,475	8.5%
Media	26,727	—	—	26,727	7.0%
Multi-Utilities	15,019	—	—	15,019	3.9%
Paper & Forest Products	7,374	—	—	7,374	1.9%
Personal Care Products	17,117	—	—	17,117	4.5%
Pharmaceuticals	42,825	19	104	42,948	11.2%
Professional Services	25,912	—	—	25,912	6.8%
Software	44,256	—	—	44,256	11.6%
Specialty Retail	8,716	—	—	8,716	2.3%
Trading Companies & Distributors	17,478	—	40	17,518	4.6%
Transportation Infrastructure	3,852	—	—	3,852	1.0%
Wireless Telecommunication Services	7,869	—	—	7,869	2.1%
Total Non-Controlled / Non-Affiliated Investments	$919,537	$19	$2,627	$922,183	240.8%
% of Net Assets	240.1%	0.0%	0.7%	240.8%
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,557	—	1,659	7,216	1.9%
Total Non-Controlled / Affiliated Investments	$5,557	$—	$1,659	$7,216	1.9%
% of Net Assets	1.5%	0.0%	0.4%	1.9%
Total	$925,094	$19	$4,286	$929,399	242.7%
% of Net Assets	241.6%	0.0%	1.1%	242.7%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

(In thousands, except share data)

Percentage of Total Investments (at Fair Value) as of June 30, 2025
Industry Classification
Health Care Providers & Services	13.9%
Diversified Consumer Services	5.8%
Construction & Engineering	5.5%
Health Care Equipment & Supplies	5.2%
Commercial Services & Supplies	5.2%
Software	4.8%
Pharmaceuticals	4.6%
Hotels, Restaurants & Leisure	4.4%
Machinery	3.5%
Financial Services	3.2%
Food Products	3.1%
Leisure Products	2.9%
Media	2.9%
Professional Services	2.8%
Containers & Packaging	2.4%
IT Services	2.1%
Chemicals	2.0%
Trading Companies & Distributors	1.9%
Personal Care Products	1.8%
Consumer Staples Distribution & Retail	1.7%
Insurance	1.7%
Electronic Equipment, Instruments & Components	1.7%
Ground Transportation	1.7%
Multi-Utilities	1.6%
Electrical Equipment	1.5%
Aerospace & Defense	1.3%
Automobile Components	1.3%
Entertainment	1.3%
Air Freight & Logistics	1.3%
Health Care Technology	1.1%
Specialty Retail	0.9%
Capital Markets	0.9%
Wireless Telecommunication Services	0.8%
Life Sciences Tools & Services	0.8%
Paper & Forest Products	0.8%
Building Products	0.8%
Transportation Infrastructure	0.4%
Beverages	0.4%
100.0%

Geographic Region	June 30, 2025
United States	95.4%
Canada	2.3%
United Kingdom	1.9%
Europe	0.4%
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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Apollo Institutional Private Lending (the “Company,” “we,” “us,” or “our”), a Delaware statutory trust formed on November 6, 2023, is a closed-end, externally managed, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). Prior to the Company's election to be regulated as a BDC, the Company was operated as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. The Company has elected to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company (“RIC”) beginning on the Conversion Date as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 2). Prior to the Conversion Date, the Company was taxed as a partnership for U.S. federal income tax purposes.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-Q, ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included.

Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As of June 30, 2025, the Company's consolidated subsidiaries were AP Leaf, LLC (“AP Leaf”) and MAIPL Lender, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of June 30, 2025 and December 31, 2024 were $17,344 and $33,276 respectively.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Collateral on Forward Contracts

Collateral on forward contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies.

As of June 30, 2025, the Company held certain foreign currency forward contracts with a fair market value of $(39). The Company did not hold any derivative contracts as of December 31, 2024.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a payable for investment purchased and receivable for investment sold, respectively, in the Consolidated Statements of Assets and Liabilities.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Investment Valuation Process

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee,” the Board continues to be responsible for overseeing the processes for determining fair valuation.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the three months ended June 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and the Company presents changes in fair value and realized gains or losses through current period earnings.

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

Exchange-traded derivatives which include put and call options are valued based on the last reported sales price on the date of valuation. Over-the-counter (“OTC”) derivatives, including credit default swaps, are valued by the Adviser using quotations from counterparties. In instances where models are used, the value of the OTC derivative is derived from the contractual terms of, and specific risks inherent in, the instrument as well as the availability and reliability of observable inputs, such as credit spreads.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of June 30, 2025, the Company held certain foreign currency forward contracts with a fair market value of $(39). The Company did not hold any derivatives as of December 31, 2024.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind ("PIK") provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations, and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

Dividends and Distributions

Dividends and distributions to shareholders are recorded as of the ex-dividend date. The amount to be paid out as a distribution is determined by the Board each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Segment Reporting

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company's adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Base Management Fee

The Management Fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.00% of the Company's net assets as of the beginning of the first business day of the applicable month. For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar quarter in which the Company has operations, net assets was measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter. The Adviser waived the management fee through March 15, 2025 and has agreed to waive 50% of the management fee from March 15, 2025 to March 15, 2026.

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

Both components of the incentive fee calculations are for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser waived the incentive fee through March 15, 2025 and has agreed to waive 50% of the incentive fee from March 15, 2025 to March 15, 2026.

For the three and six months ended June 30, 2025, the Company recognized $964 and $1,911, respectively, of management fees, and $1,576 and $3,231, respectively, of performance-based incentive fees before impact of waived fees. For the three and six months ended June 30, 2025, $482 and $1,341, respectively, of management fees were waived and $788 and $2,267, respectively, of performance-based incentive fees were waived.

For the three and six months ended June 30, 2024, the Company recognized $774 and $915, respectively, of management fees, and $1,385 and 1,811, respectively, of performance-based incentive fees before impact of waived fees. For the three and six months ended June 30, 2024, $774 and $915, respectively, of management fees were waived and $1,385 and $1,811, respectively, of performance-based incentive fees were waived.

As of June 30, 2025, management and performance-based incentive fees payable were $482 and $788, respectively. As of December 31, 2024, there were no amounts payable to the Adviser relating to management fees or incentive fees.

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

For the three and six months ended June 30, 2025, the Company recognized $– and $–, respectively, of servicing fees. For the three and six months ended June 30, 2024, the Company recognized $– and $553, respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs, including us (the “Apollo BDCs”), certain Apollo-managed registered investment companies (the “Apollo RICs” and, together with the Apollo BDCs, the “Apollo Regulated Funds”) and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

As of June 30, 2025, the Company’s co-investment holdings were 45.1% of the portfolio or $419,397, measured at fair value. On a cost basis, 44.4% of the portfolio or $420,186 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of June 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$941,660	$925,094	$—	$7,238	$917,856
Unsecured Debt	19	19	—	—	19
Common Equity/Interests	4,707	4,286	—	—	4,286
Preferred Equity	—	—	—	—	—
Total Investments before Foreign currency forward transactions	$946,386	$929,399	$—	$7,238	$922,161
Foreign currency forward transactions	—	(39)	—	(39)	—
Total Investments at Fair Value	$946,386	$929,360	$—	$7,199	$922,161

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Fair Value Measurement and Disclosures

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of March 31, 2025	$926,122	19	3,750	$929,891
Net realized gains (losses)	(213)	—	—	(213)
Net change in unrealized gains (losses)	(2,187)	—	(1,124)	(3,310)
Net amortization on investments	493	—	—	493
Purchases, including capitalized PIK (2)	42,814	—	1,660	44,474
Sales (2)	(49,173)	—	—	(49,173)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of June 30, 2025 (3)	$917,856	19	4,286	$922,161

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(2,187)	$—	$(1,124)	$(3,310)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	First Lien Secured Debt	Unsecured Debt		Common Equity/Interests	Total
Fair value as of December 31, 2024	$892,748	19	—	2,895	$895,661
Net realized gains (losses)	417	—	—	—	417
Net change in unrealized gains (losses)	(8,567)	—	—	(417)	(8,984)
Net amortization on investments	1,432	—	—	—	1,432
Purchases, including capitalized PIK (2)	127,492	—	—	1,809	129,301
Sales (2)	(95,666)	—	—	—	(95,666)
Transfers out of Level 3 (1)	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Fair value as of June 30, 2025 (3)	$917,856	$19		$4,286	$922,161

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(8,567)	$—		$(417)	$(8,984)

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of March 31, 2024	$751,878	—	—	$751,878
Net realized gains (losses)	—	—	—	—
Net change in unrealized gains (losses)	(1,882)	—	—	(1,882)
Net amortization on investments	1,185	—	—	1,185
Purchases, including capitalized PIK (2)	35,086	—	—	35,086
Sales (2)	(5,382)	—	—	(5,382)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of June 30, 2024 (3)	$780,885	—	—	$780,885

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$(1,882)	—	—	$(1,882)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2023	$777,220	—	—	$777,220
Net realized gains (losses)	—	—	—	—
Net change in unrealized gains (losses)	(1,209)	—	—	(1,209)
Net amortization on investments	2,470	—	—	2,470
Purchases, including capitalized PIK (2)	43,032	—	—	43,032
Sales (2)	(40,628)	—	—	(40,628)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of June 30, 2024 (3)	$780,885	—	—	$780,885

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$(1,209)	—	—	$(1,209)

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

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$878,333	Yield Analysis	Discount Rate	8.0%	18.7%	10.6%
	4,758	Market Comparable Technique	Comparable Multiple	6.5x	7.3x	6.9x
	6,805	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	27,960	Cost Approach	Cost Approach	N/A	N/A	N/A
Unsecured Debt	19	Market Comparable Technique	Comparable Multiple	19.5x	19.5x	19.5x
Common Equity/Interests	4,236	Market Comparable Technique	Comparable Multiple	6.4x	19.0x	9.6x
	50	Yield Analysis	Discount Rate	8.9%	8.9%	8.9%
Total Level 3 Investments	$922,161

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

Investment Transactions

For the three and six months ended June 30, 2025, purchases of investments on a trade date basis were $43,656 and $128,030, respectively. For the three and six months ended June 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $49,096 and $103,527, respectively.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2025, PIK income earned was $847 and $1,525, respectively. During the three and six months ended June 30, 2024, PIK income earned was $269 and $489, respectively.

The following table shows the change in capitalized PIK balance for the three months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PIK balance at beginning of period	$4,132	$1,497	$3,839	$1,280
PIK income capitalized	918	500	1,476	717
Adjustments due to investments exited or written off	(60)	—	(324)	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$4,991	$1,997	$4,991	$1,997

Investments on Non-Accrual Status

As of June 30, 2025, 1.7% of total investments at amortized cost, or 0.7% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 1.7% of total investments at amortized cost, or 1.1% of total investments at fair value, were on non-accrual status.

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2025:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
STATE STREET BANK AND TRUST COMPANY	$2,671	C$	3,636	9/17/2025	(12)	Unrealized (appreciation) depreciation on foreign currency forward contracts
STATE STREET BANK AND TRUST COMPANY	975		€845	9/17/2025	(26)	Unrealized (appreciation) depreciation on foreign currency forward contracts
STATE STREET BANK AND TRUST COMPANY	110		£81	9/17/2025	(1)	Unrealized (appreciation) depreciation on foreign currency forward contracts
					$(39)

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended June 30, 2025, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

		Six Months Ended June 30, 2025
Derivative Instrument	Financial Statement Location	2025	2024
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(39)	$-
		$(39)	$-

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After the Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company's asset coverage was 167.9% and 163.0%, respectively.

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

As of June 30, 2025, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $564,406 with a fair value of $562,308 and deferred financing costs of $7,950. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of June 30, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average debt outstanding	$572,018	$476,945	$570,288	$488,473
Maximum amount of debt outstanding	584,357	500,000	584,357	500,000

Weighted average annualized interest cost (1)	6.33%	7.97%	6.58%	7.97%
Annualized amortized debt issuance cost	0.29%	0.22%	0.17%	0.22%
Total annualized interest cost	6.62%	8.19%	6.75%	8.19%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. No commitment fees accrued for the three months ended June 30, 2025 and 2024.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of June 30, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,406	$(34)	7/15/2025
Total			$4,372	$4,406	$(34)

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,172	$200	10/10/2024
Total			$4,372	$4,172	$200

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 6. Net Assets

The Company is authorized to issue an unlimited number of common shares of beneficial interest ("Common Shares") at $0.001 per share par value. Since the commencement of operations on December 15, 2023, the Company has entered into subscription agreements with investors, including affiliates of the Adviser, to make commitments to purchase Common Shares (“Capital Commitments”). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase Common Shares at a price per share equal to the most recent net asset value ("NAV") per share determined within 48 hours of a date specified in the drawdown notice. Drawdown notices will be delivered at least 10 business days prior to the date on which contributions will be due and drawdown amounts will generally be made pro rata, in accordance with unfunded Capital Commitments of all investors.

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

As of June 30, 2025 and December 31, 2024, the Company had the following Capital Commitments, pursuant to subscription agreements, and contributions from its shareholders:

	June 30, 2025			December 31, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$500,000	$389,877	$78%	$475,000	$364,877	$77%

The following table summarizes the Common Shares of the Company issued for the six months ended June 30, 2025 and period between Conversion Date to June 30, 2024:

	Six Months Ended		For Period between March 15
	June 30, 2025		and June 30, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	1,015,847	$25,000	14,457,735	$60,000
Distributions reinvested	31,224	763	—	—
Total net increase (decrease)	1,047,071	$25,763	14,457,735	$60,000

The following table presents distributions that were declared during the six months ended June 30, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 17, 2025	March 17, 2025	April 11, 2025	$0.7509	$11,968
May 21, 2025	May 7, 2025	July 11, 2025	0.7874	12,575
			$1.5383	$24,543

* Totals may not foot due to rounding.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 7. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$8,337	$10,654	$17,232	$14,152
Weighted average shares outstanding	15,966,243	12,577,535	15,823,338	12,509,545
Basic earnings (loss) per share	$0.52	$0.85	$1.09	$1.13

(1) Prior to the Conversion Date, the Company had no shares outstanding. EPS has been derived based on the net increase (decrease) in net assets resulting from operations and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and June 30, 2024.

Diluted earnings per share equal basic EPS because there were no common share equivalents outstanding during the period presented.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2025	December 31, 2024
Unfunded revolver obligations and bridge loan commitments (1)	$12,848	$2,597
Standby letters of credit issued and outstanding (2)	51	24
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	13,542	3,182
Total Unfunded Commitments (4)	$26,441	$5,803

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2025, no bridge loan commitments were outstanding.
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
(4)
The Company also had unfunded revolver commitments of $1,278 and $176 as of June 30, 2025 and December 31, 2024, respectively. Given the commitment is subject to the Company’s discretion, the timing and the amount of the funding have not been determined.

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company commenced operations. The Company is obligated to reimburse the Adviser for such expenses. The total organization and offering costs incurred were $469, which were recognized by the Company when it commenced operations.

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of June 30, 2025, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and period between Conversion Date to June 30, 2024:

	Six Months Ended June 30, 2025	For Period between March 15 and June 30, 2024

	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$24.43	$25.00
Net investment income (1)	1.66	1.23
Net realized and change in unrealized gains (losses) (1)	(0.57)	(0.10)
Net increase in net assets resulting from operations	1.09	1.13
Distribution of net investment income (1)(2)	(1.54)	—
Net asset value at end of period	$23.98	$26.13

Total return (3)	4.50%	7.79%
Shares outstanding at end of period (1)	15,969,674	14,457,735
Weighted average shares outstanding (1)	15,823,338	12,509,545

Ratio/Supplemental Data
Net assets at end of period (in millions)	$383.0	$377.8
Annualized ratio of operating expenses to average net assets (4)(5)	1.95%	2.21%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.58%	12.46%
Annualized ratio of total expenses to average net assets (4)(5)	12.52%	14.67%
Annualized ratio of net investment income to average net assets (5)	13.99%	15.12%
Average debt outstanding (in millions)	$570.3	$476.9
Average debt per share	$36.04	$38.13
Annualized portfolio turnover rate (5)	22.56%	10.54%
Asset coverage per unit (6)	$1,679	$1,848

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
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (see Note 3 to the consolidated financial statements). For the six months ended June 30, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 3.87% and 14.45%, respectively, without the fee waivers.
(5)
Annualized for the six months ended June 30, 2025. Organizational costs, servicing expense, and other non-reoccurring expenses are not annualized. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to use expense support, and other unpredictable variables.
(6)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2025, the Company's asset coverage was 167.9%.

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

Share Issuance

On July 29, 2025, the Company issued and sold 1,034,768 shares and the Company received $25 million as payment for such shares.

Distribution Declarations

On August 6, 2025, the Board declared a base distribution of $0.75 per share, payable on October 14, 2025 to shareholders of record as of August 20, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.75 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of MidCap Apollo Institutional Private Lending:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Apollo Institutional Private Lending and subsidiaries (formerly known as Middle Market Apollo Institutional Private Lending) (the “Company”) as of June 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025 and 2024, the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the financial highlights for the six-month period ended June 30, 2025 and period from March 15, 2024, to June 30, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, cash flows and the financial highlights for the year then ended (not presented herein); and in our report dated March 17, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

August 13, 2025

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

Overview

MidCap Apollo Institutional Private Lending (the “Company,” “we,” “us” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in investor commitments to purchase common shares of beneficial interest ("Capital Commitments"), the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 common shares of beneficial interest ("Common Shares") at the Conversion Date. Since the Conversion Date, and through June 30, 2025, we have raised approximately $96,290 in net proceeds from additional offerings of Common Shares.

On March 17, 2025, the Company changed its name from “Middle Market Apollo Institutional Private Lending” to “MidCap Apollo Institutional Private Lending.”

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2025	2024	2025	2024
Investments made in portfolio companies	$43.7	34.6	$128.0	$42.4
Investments sold	—	—	—	(8.1)
Net activity before repaid investments	43.7	34.6	128.0	34.3
Investments repaid	(49.1)	(5.4)	(103.5)	(32.7)
Net investment activity	$(5.4)	29.2	$24.5	$1.6

Portfolio companies, at beginning of period	126	97	126	100
Number of investments in new portfolio companies	10	7	28	8
Number of exited companies	(7)	—	(25)	(4)
Portfolio companies at end of period	129	104	129	104

Number of investments in existing portfolio companies	15	—	50	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	100%	100%
Total secured debt	100%	100%
Unsecured debt	0%	—%
Common equity/interests and warrants	0%	—%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.0%	10.7%
Secured debt portfolio (2)	10.0%	10.7%
Unsecured debt portfolio (2)	11.3%	11.3%
Total debt portfolio (2)	10.0%	10.7%
Total portfolio (3)	9.8%	10.5%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$918.5 million	$897.0 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0 million	$0.0 million
Floating rate amount	$925.4 million	$900.5 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operation and through June 30, 2025, invested capital totaled $1,154.6 million in 166 portfolio companies.

Recent Developments

Chief Financial Officer and Treasurer Resignation and Appointment

On June 11, 2025, Gregory Hunt, Chief Financial Officer and Treasurer of the Company notified the Company of his intention to step down, effective as of the close of business on June 30, 2025. Mr. Hunt has been retained by the Company as a consultant to assist with his responsibilities through the close of business on December 31, 2025. Mr. Hunt’s decision to step down is not the result of any disagreement with the Company, Apollo Credit Management, LLC, the Company's investment adviser (the “Adviser”) or their affiliates regarding their operations, policies, practices or otherwise.

On June 11, 2025, the Board appointed Kenneth Seifert as Chief Financial Officer and Treasurer of the Company, effective as of the close of business on June 30, 2025. Mr. Seifert (i) was not appointed as the Company’s Chief Financial Officer and Treasurer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s directors or other executive officers; (iii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant; and (iv) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as the Company’s Chief Financial Officer and Treasurer.

Trustee Resignation

On June 11, 2025, Howard Widra notified the Board of his intention to retire from his role at Apollo Global Management Inc. ("AGM"), to pursue other opportunities, effective on or about the close of business on December 31, 2026. In connection with Mr. Widra’s retirement from AGM, Mr. Widra informed the Board of his intention to resign as trustee and Chairman of the Board, effective on or about the close of business on December 31, 2026. The Company has initiated a search to identify his successor. Mr. Widra’s decision to resign is not the result of any disagreement with the Company, the Adviser or their affiliates regarding their operations, policies, practices or otherwise.

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

As of June 30, 2025, $922.2 million or 99.2% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2025	2024	2025	2024
Investment Income
Interest income	$23.5	$23.4	$47.9	$47.3
Dividend income	—	—	—	—
PIK interest income	0.8	0.3	1.5	0.5
Other income	0.1	0.5	0.3	0.6
Total investment income	$24.5	$24.1	$49.7	$48.4
Expenses
Management and performance-based incentive fees, net of amounts waived	$1.3	$—	$1.5	$—
Service fees	—	—	—	0.6
Interest and other debt expenses, net of reimbursements	9.9	9.9	19.8	20.2
Administrative services expense, net of reimbursements	0.3	0.4	0.4	0.5
Legal and other general and administrative expenses	0.8	1.3	1.7	2.6
Net Expenses	$12.2	$11.6	$23.5	$23.8
Net Investment Income	$12.3	$12.5	$26.2	$24.5
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.5)	$—	$(0.5)	$—
Net change in unrealized gains (losses)	(3.4)	(1.9)	(8.4)	(1.2)
Net Realized and Change in Unrealized Gains (Losses)	$(4.0)	$(1.9)	$(9.0)	$(1.2)
Net Increase in Net Assets Resulting from Operations	$8.3	$10.7	$17.2	$23.3

Net Investment Income on Per Average Share Basis (1)(2)	$0.77	$1.00	$1.66	$1.96
Earnings per share — basic (1)(2)	$0.52	$0.85	$1.09	$1.13

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

Total Investment Income

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

The increase in total investment income (including PIK) for the three months ended June 30, 2025 compared to the three months ended June 30,2024 increased by $0.4 million. The increase in total interest income was due to a higher income-bearing investment portfolio, offset by a decrease in the average yield for the total debt portfolio, from 11.9% for the three months ended June 30, 2024 to 10.1% for the three months ended June 30, 2025.

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

Total investment income (including PIK) for the six months ended June 30, 2025 compared to the six months ended June 30,2024 increased by $1.3 million. The increase in total interest income was due to a higher income-bearing investment portfolio, partially offset by a decrease in the average yield for the total debt portfolio, from 12.1% for the six months ended June 30, 2024 to 10.3% for the six months ended June 30, 2025.

Net Expenses

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

For the three months ended June 30, 2025 and June 30, 2024, net expenses were $12.2 million and $11.6 million, respectively, primarily attributable to an increase in management and performance based incentive fees, net of amounts waived. The increase reflects the conclusion of the 100% management fee waiver period on March 15, 2025, after which a 50% waiver remains in effect. Interest and other debt expenses were in alignment while administrative services expense, and legal and other general and administrative expenses decreased due to budget realignment based on actual results.

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

For the six months ended June 30, 2025 and June 30, 2024, net expenses were $23.5 million and $23.8 million, respectively. The decrease was primarily attributable to lower interest and other debt expenses, driven by the amendment of the AP Leaf Secured Credit Facility, as well as reductions in legal and other general and administrative expenses due to budget realignment based on actual results. These decreases were partially offset by an increase in management and performance-based incentive fees, net of amounts waived, reflecting the conclusion of the 100% management fee waiver period on March 15, 2025. A 50% waiver remains in effect through the following year.

Net Realized Gains (Losses)

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

During the three months ended June 30, 2025, we recognized gross realized gains of $0 million and gross realized losses of $0.4 million, resulting in net realized losses of $0.4 million.

(in millions)	Net Realized Gain (Loss)
American West	$(0.4)

During the three months ended June 30, 2024, we did not have any realized gains and losses.

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

During the six months ended June 30, 2025, we recognized gross realized gains of $0 million and gross realized losses of $0.4 million, resulting in net realized losses of $0.4 million.

(in millions)	Net Realized Gain (Loss)
American West	$(0.4)

Net Change in Unrealized Gains (Losses)

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

During the three months ended June 30, 2025, we recognized gross unrealized gains of $2.5 million and gross unrealized losses of $5.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $3.4 million which was primarily driven by financial underperformance of Veristat Group Inc. and SEKO Global Logistics Network, LLC. The loss is partially offset by unrealized gain from American West following the restructure during the quarter. Significant changes in unrealized gains (losses) for the three months ended June 30, 2025 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
American West	$1.0
Veristat Group Inc.	(1.7)
SEKO Global Logistics Network, LLC	(1.1)

During the three months ended June 30, 2024, we recognized gross unrealized gains of $1.6 million and gross unrealized losses of $3.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $1.9 million.

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

During the six months ended June 30, 2025, we recognized gross unrealized gains of $3.0 million and gross unrealized losses of $11.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $8.4 million which was primarily driven by financial underperformance of FEV Acquisition Corporation, Veristat Group, Inc. and LAV Gear Holdings Inc. Significant changes in unrealized gains (losses) for the six months ended June 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
FEV Acquisition Corporation	$(2.9)
Veristat Group Inc.	(2.4)
LAV GEAR HOLDINGS INC	(2.1)

During the six months ended June 30, 2024, we recognized gross unrealized gains of $3.2 million and gross unrealized losses of $4.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $1.2 million. Net change in unrealized gains (losses) for the six ended June 30, 2024 was primarily driven by the financial underperformance of SEKO Global Logistics Network, LLC, FEV Acquisition Corporation and Congruex. Significant changes in unrealized gains (losses) for the six months ended June 30, 2024 are summarized below:

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2025:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$564.4	$—	$—	$564.4	$—
Total Debt Obligations	$564.4	$—	$—	$564.4	$—

(1)
As of June 30, 2025, aggregate lender commitments under the Senior Secured Facility totaled $750 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through June 30, 2025 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2025. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Trustees (the "Board").

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

PIK Income

For the three and six months ended June 30, 2025, PIK income totaled $0.8 million and $1.5 million on total investment income of $24.5 million and $49.7 million, respectively. For the three and six months ended June 30, 2024, PIK income totaled $0.3 million and $0.5 million on total investment income of $24.1 million and $48.4 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the three and six months ended June 30, 2025 for more information relating to our investment valuation.

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

As of June 30, 2025, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, the AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$19.7 million	$1.235
Up 100 basis points	13.1 million	0.823
Up 50 basis points	6.6 million	0.411
Down 50 basis points	(1.6) million	(0.100)
Down 100 basis points	(3.2) million	(0.201)
Down 150 basis points	(4.8) million	(0.301)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2025.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

By:	/s/ TANNER POWELL
Name:	Tanner Powell
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH SEIFERT
Name:	Kenneth Seifert
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)