Form 10-Q
period 2025-09-30
MidCap Apollo Institutional Private Lending
filed 2025-11-10
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Securities registered pursuant to Section 12(b) of the Act:

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

As of November 7, 2025, there was no established public market for the Registrant’s common shares of beneficial interest, $0.001 par value, (“Common Shares”).

The number of shares of the Registrant’s Common Shares outstanding as of November 7, 2025 was 17,072,253.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” and “our” refer to MidCap Apollo Institutional Private Lending unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $912,822 and $918,595, respectively)	$899,528	$909,845
Non-controlled/affiliated investments (cost $7,217 and $0 respectively)	6,998	—
Cash and cash equivalents	14,015	33,276
Foreign currencies (cost $1,002 and $711, respectively)	1,002	678
Receivable for investments sold	1,232	8,607
Interest receivable	11,172	5,399
Unrealized appreciation on foreign currency forward contracts	38	—
Total assets	$933,985	$957,804

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $7,951 and $5,150 as of September 30, 2025 and December 31, 2024, respectively)	$511,496	$573,522
Payable for investments purchased	84	—
Management fees payable	504	—
Performance-based incentive fees payable	827	—
Distributions payable	12,779	13,169
Interest payable	2,639	3,256
Accrued administrative services expense payable	270	1,414
Other liabilities and accrued expenses	2,474	1,916
Total liabilities	$531,073	$593,277
Commitments and contingencies (Note 8)
Total Net Assets	$402,912	$364,527

Net Assets (Note 6)
Common shares, $0.001 par value (Unlimited shares authorized; 17,038,441 shares issued and outstanding as of September 30, 2025 and 14,922,603 shares issued and outstanding as of December 31, 2024)	$17	$15
Capital in excess of par value	408,769	375,365
Accumulated under-distributed (over-distributed) earnings	(5,874)	(10,853)
Net Assets	$402,912	$364,527

Net Asset Value Per Share	$23.65	$24.43

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$23,884	$25,039	$71,725	$72,349
PIK interest income	808	709	2,388	1,197
Other income	168	329	422	892
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	134	—	153	—
PIK interest income	—	—	—	—
Other income	—	—	—	—
Total Investment Income	$24,994	$26,077	$74,688	$74,438
Operating Expenses
Interest and other debt expenses	$9,712	$10,929	$29,537	$31,152
Service fees	—	—	—	553
Management fees	1,008	961	2,918	1,875
Performance-based incentive fees	1,654	1,574	4,885	3,386
Legal expenses	353	402	1,047	1,454
Administrative service expenses	273	447	663	973
Other general and administrative expenses	436	746	1,472	2,210
Total expenses	13,436	15,059	40,522	41,603
Management fees waived	(504)	(961)	(1,845)	(1,874)
Performance-based incentive fees waived	(827)	(1,574)	(3,094)	(3,386)
Net Expenses	$12,105	$12,524	$35,583	$36,343
Net Investment Income	$12,889	$13,553	$39,105	$38,095
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(9,496)	$—	$(9,892)	$—
Non-controlled/affiliated investments	—	—	—	—
Foreign currency forward contracts	(17)	—	(162)	—
Foreign currency transactions	(28)	(18)	(31)	(18)
Net realized gains (losses)	$(9,541)	$(18)	$(10,085)	$(18)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	3,692	(4,201)	(4,543)	(5,401)
Non-controlled/affiliated investments	(219)	—	(219)	—
Foreign currency forward contracts	77	—	38	—
Foreign currency translations	(9)	(60)	(176)	(60)
Net change in unrealized gains (losses)	3,541	(4,261)	(4,900)	(5,461)
Net Realized and Change in Unrealized Gains (Losses)	$(6,000)	$(4,279)	$(14,985)	$(5,479)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,889	$9,274	$24,120	$32,616

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operations
Net investment income	$12,889	$13,553	$39,105	$38,095
Net realized gains (losses)	(9,541)	(18)	(10,085)	(18)
Net change in unrealized gains (losses)	3,541	(4,261)	(4,900)	(5,461)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,889	$9,274	$24,120	$32,616

Distributions to Shareholders
Distribution of net investment income	$(12,779)	$(15,879)	$(37,322)	$(15,879)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(12,779)	$(15,879)	$(37,322)	$(15,879)

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 6)	$25,000	$—	$50,000	$60,000
Distributions reinvested	824	450	1,587	450
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$25,824	$450	$51,587	$60,450

Net Assets
Net increase (decrease) in net assets during the period	$19,934	$(6,155)	$38,385	$77,187
Net assets at beginning of period	382,978	377,792	364,527	294,450
Net Assets at End of Period	$402,912	$371,637	$402,912	$371,637

Capital Share Activity
Shares issued during the period (Note 6)	1,034,768	—	2,050,615	14,474,953
Distributions reinvested	33,999	17,218	65,223	—
Shares issued and outstanding at beginning of period	15,969,674	14,457,735	14,922,603	—
Shares Issued and Outstanding at End of Period	17,038,441	14,474,953	17,038,441	14,474,953

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$24,120	$32,616
Net realized (gains) losses on investments	9,892	—
Net change in unrealized (gains) losses	4,900	5,461
Payment-in-kind interest capitalized	(2,357)	(1,341)
Net accretion of discount and amortization of premium	(2,307)	(2,950)
Amortization of deferred financing costs	917	849
Purchases of investments	(176,016)	(171,794)
Proceeds from sale of investments and principal repayments	169,344	59,205
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(5,773)	(6,068)
Decrease (increase) in receivable for investments sold	7,375	—
Decrease (increase) in other assets	—	—
Increase (decrease) in payable for investments purchased	84	—
Increase (decrease) in management fees payable	504	—
Increase (decrease) in performance-based incentive fees payable	827	—
Increase (decrease) in interest payable	(617)	2,728
Increase (decrease) in service fees payable	—	(38)
Increase (decrease) in accrued organization cost	—	(470)
Increase (decrease) in accrued administrative services expense payable	(1,144)	967
Increase (decrease) in other liabilities and accrued expenses	558	589
Net Cash (Used in)/Provided by Operating Activities	$30,307	$(80,246)

Financing Activities
Issuances of debt	$96,136	$134,872
Payments of debt	(156,000)	(80,500)
Financing costs paid and deferred	(3,290)	(1,171)
Proceeds from issuance of common shares	50,000	60,000
Distributions paid	(36,125)	(15,429)
Net Cash (Used in)/Provided by Financing Activities	$(49,279)	$97,772

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents during the period	$(18,972)	$17,526
Effect of foreign exchange rate changes on cash and cash equivalents	35	10
Cash and cash equivalents at beginning of period	33,954	3,176
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$15,017	$20,712

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$29,237	$27,575
Reinvestment of distributions during the period	$1,587	$450
PIK income	$2,388	$1,197

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Aerospace & Defense
Jonathan Acquisition Company
Jonathan Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/22/2026	$7,835	$7,790	$7,739	(17)
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/3/2031	4,788	4,722	4,727	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	2/3/2031		(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	2/3/2031		(1)	(1)	(9)(12)(13)(14)
Sperry Parent Holdings, L.P.	Common Equity - Stock	N/A	N/A	494 Shares	50	46	(6)(9)(15)
					4,770	4,771
		Total Aerospace & Defense			$12,560	$12,510
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2029	$7,840	$7,668	$7,840	(9)(17)
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2029	2,494	2,470	2,481	(9)(17)
					10,138	10,321
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	S+700 PIK, 1.00% Floor	5/27/2030	1,911	1,911	1,911	(17)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,737	1,076	(6)(15)
					4,648	2,987
		Total Air Freight & Logistics			$14,786	$13,308
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	11/5/2026	$7,771	$7,735	$7,736	(17)
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	35	22	(6)(9)(15)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/2030	4,764	4,701	4,618	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/2030		(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/2030	43	42	40	(9)(13)(14)(17)
					4,777	4,677
		Total Automobile Components			$12,512	$12,413

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	3/17/2031	$3,534	$3,485	$3,481	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	3/17/2031		(20)	(22)	(9)(12)(13)(14)
	Preferred Equity - Preferred Stocks	N/A	N/A	500 Shares	50	50	(6)(9)
	Common Equity - Stock	N/A	N/A	53 Shares	—	—	(6)(9)(15)
		Total Beverages			$3,515	$3,509
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Delayed Draw	S+650, 2.00% Floor	10/4/2028	$2,484	$2,435	$2,435	(9)(17)
OmniMax International, LLC
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	7,363	7,231	7,200	(9)(18)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	100	98	97	(9)(18)
					7,329	7,297
		Total Building Products			$9,764	$9,732
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+500, 4.50% Floor	8/19/2029	$7,841	$7,713	$7,762	(9)(11)(16)
	First Lien Secured Debt - Revolver	S+510, 2.50% Floor	8/19/2029	15	15	15	(9)(11)(13)(14) (16)
					7,728	7,777
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/3/2030	4,764	4,681	4,645	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/3/2030		(1)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/3/2030	42	41	40	(9)(13)(14)(17)
					4,721	4,683
Universal Fiber Systems LLC
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	9/30/2028	5,727	5,681	5,480	(17)
		Total Chemicals			$18,130	$17,940
Commercial Services & Supplies
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	$8,712	$8,617	$8,668	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	83	82	82	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	3	2	3	(9)(13)(14)(17)
					8,701	8,753
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	7/24/2027	7,872	7,847	7,754	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	S+250 Cash plus 3.44% PIK, 1.00% Floor	7/31/2029	4,266	4,132	4,131	(16)
	Common Equity - Stock	N/A	N/A	18,105 Shares	2,816	2,834	(15)
					6,948	6,965
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/2/2028	7,838	7,772	7,766	(17)
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/9/2030	4,730	4,649	4,671	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/9/2030	100	98	99	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/9/2030	8	7	7	(9)(13)(14)(17)
					4,754	4,777
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/22/2027	7,821	7,417	7,328	(17)
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030	4,913	4,850	4,876	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030		—	—	(9)(13)(14)
					4,850	4,876
		Total Commercial Services & Supplies			$48,289	$48,219
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	1/2/2031	$4,788	$4,723	$4,764	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	1/2/2031	8	8	8	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	1/2/2031	17	15	16	(9)(13)(14)(17)
					4,746	4,788
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	8,613	8,468	8,570	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	350	347	348	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	100	98	100	(9)(14)(17)
					8,913	9,018
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	3/11/2027	7,495	7,444	7,464	(17)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/6/2030	1,808	1,778	1,785	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	6/6/2030		—	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/6/2030		(1)	(1)	(9)(12)(13)(14)
					1,777	1,783

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Kauffman
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.60%	9/30/2026	8,690	8,408	5,318	(5)(9)(16)
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	12/31/2025	7,951	7,943	7,926	(16)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	4,665	4,603	4,622	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	96	94	95	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030		(1)	(1)	(9)(12)(13)(14)
					4,696	4,716
		Total Construction & Engineering			$43,927	$41,013
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$7,801	$7,674	$7,645	(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	27	25	25	(9)(13)(14)(16)
					7,699	7,670
Turkey Hill
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	1/31/2028	8,389	8,380	8,263	(9)(17)
		Total Consumer Staples Distribution & Retail			$16,079	$15,933
Containers & Packaging
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/3/2032	$9,776	$9,639	$9,702	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/3/2032		(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/3/2032		(1)	(1)	(9)(12)(13)(14)
					9,637	9,700
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/24/2031	2,909	2,875	2,873	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/24/2031		(4)	(9)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+375, 0.75% Floor	3/24/2031	787	772	771	(9)(13)(14)(17)
					3,643	3,635
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	9,702	9,583	9,629	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/20/2029		(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/20/2029		(1)	(1)	(9)(12)(13)(14)
					9,581	9,627
		Total Containers & Packaging			$22,861	$22,962

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+565, 1.00% Floor	6/16/2027	$8,780	$8,712	$8,709	(9)(13)(14)(17)
Go Car Wash
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/31/2026	7,836	7,776	7,699	(9)(17)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030	3,376	3,331	3,325	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030	13	12	12	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030		(1)	(1)	(9)(12)(13)(14)
					3,342	3,336
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030	4,731	4,666	4,669	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030	289	272	259	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030	243	236	237	(9)(13)(14)(17)
					5,174	5,165
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/23/2027	7,899	7,783	7,904	(17)
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	6/24/2029	10,159	10,000	10,007	(9)(16)
	First Lien Secured Debt - Revolver	S+450, 2.50% Floor	6/24/2029	4	3	3	(9)(13)(14)(16)
					10,003	10,010
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/2029	4,764	4,722	4,716	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/2029	340	312	312	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/2029		(1)	(1)	(9)(12)(13)(14)
					5,033	5,027
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/1/2030	6,722	6,624	6,604	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/1/2030	1,063	1,040	1,026	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/1/2030		(1)	(1)	(9)(12)(13)(14)
					7,663	7,629
		Total Diversified Consumer Services			$55,486	$55,479

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032		$898	$881	$891	(9)(17)
		Total Electric Utilities				$881	$891
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	7/30/2031		£6,000	$7,831	$7,948	(9)(11)(24)
	First Lien Secured Debt - Revolver	SONIA+500, 0.00% Floor	7/30/2031	£		(29)	(30)	(9)(11)(12)(13) (14)
						7,802	7,918
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	7/22/2030	C$	8,734	6,253	6,197	(9)(11)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/22/2030		990	975	985	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	7/22/2030	C$	63	45	44	(9)(11)(13)(14) (20)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	7/22/2030	C$	16	9	11	(9)(11)(13)(14) (20)
						7,282	7,237
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029		10,200	10,072	10,098	(9)(17)
		Total Electrical Equipment				$25,156	$25,253
Electronic Equipment, Instruments & Compone
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	1/10/2029		$7,838	$7,729	$7,663	(17)
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	12/1/2027		7,837	7,792	7,847	(16)
		Total Electronic Equipment, Instruments & Components				$15,521	$15,510
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027		$7,385	$7,385	$7,366	(17)
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	7/23/2029		4,793	4,715	4,733	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	7/23/2029		40	38	39	(9)(11)(13)(14) (17)
						4,753	4,772
		Total Entertainment				$12,138	$12,138
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+195 Cash plus 4.45% PIK, 1.00% Floor	9/21/2026		$8,012	$7,990	$7,812	(9)(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 0.75% Floor	10/4/2030	9,702	9,702	9,666	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+485, 0.75% Floor	10/4/2030	78	78	78	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/4/2030		—	—	(9)(13)(14)
					9,780	9,744
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/31/2031	4,888	4,842	4,839	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/31/2031		(1)	(1)	(9)(12)(13)(14)
					4,841	4,838
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	10/2/2028	7,855	7,832	7,817	(11)(17)
		Total Financial Services			$30,443	$30,211
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/10/2031	$5,469	$5,416	$5,414	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/10/2031		(4)	(9)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/10/2031	78	68	67	(9)(13)(14)(17)
					5,480	5,472
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+665, 1.00% Floor	7/30/2027	7,837	7,662	7,680	(9)(17)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	12/29/2027	7,837	7,769	7,708	(16)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/17/2027	7,816	7,755	7,645	(17)
		Total Food Products			$28,666	$28,505
Ground Transportation
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/3/2026	$7,674	$7,657	$7,578	(9)(17)
		Total Ground Transportation			$7,657	$7,578
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	3/8/2028	$7,838	$7,691	$7,445	(9)(17)
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	9/8/2026	10,331	10,258	10,245	(9)(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028	9,099	9,059	9,054	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028		(2)	(3)	(9)(12)(13)(14)
					9,057	9,051
Dragonfly Health, Inc (fka StateServ Acquisition, Inc.)
Dragonfly Health, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	11/19/2030	7,837	7,751	7,782	(17)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/26/2028	7,858	7,807	7,858	(9)(17)
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/7/2031	4,677	4,613	4,579	(9)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	1/7/2031	€96	98	110	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	1/7/2031		(1)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/7/2031		(1)	(2)	(9)(12)(13)(14)
					4,709	4,685
Project Titan
Titan Luxco I SARL	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/12/2032	3,022	2,993	2,992	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	6/12/2032	€589	675	684	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/12/2032		(4)	(8)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/12/2031	139	135	135	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	6/12/2031	€65	63	63	(9)(13)(14)(22)
					3,862	3,866
		Total Health Care Equipment & Supplies			$51,135	$50,932
Health Care Providers & Services
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	8/5/2027	$7,837	$7,816	$7,837	(9)(17)
EyeSouth
SCP Eye Care Services, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/5/2029	7,839	7,638	7,646	(9)(17)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/22/2027	7,878	7,825	7,612	(17)
KureSmart
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	8/30/2030	6,745	6,745	6,742	(9)(17)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	3/1/2029	7,839	7,698	7,780	(9)(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	S+100 Cash plus 5.75% PIK, 1.00% Floor	1/12/2028	7,987	7,880	7,887	(9)(17)
	First Lien Secured Debt - Term Loan	SOFR+650 PIK, 1% Floor	1/12/2028	417	411	325	(9)(17)
					8,291	8,212
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/29/2030	7,838	7,834	7,801	(17)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	7,703	7,578	7,587	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	94	92	92	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030		(1)	(1)	(9)(12)(13)(14)
					7,669	7,678
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	8/2/2027	7,833	7,786	7,755	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+540, 1.00% Floor	8/2/2027		(20)	(20)	(9)(12)(13)(14)
					7,766	7,735
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/4/2029	7,840	7,783	7,800	(9)(17)
Thomas Scientific
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+340 Cash plus 4.25% PIK, 1.00% Floor	12/14/2027	8,291	8,212	7,991	(9)(16)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/2028	7,458	7,368	7,141	(17)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	3/27/2028	7,957	7,881	7,826	(9)(17)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+460 Cash plus 2.50% PIK, 1.00% Floor	9/30/2027	8,179	8,105	7,496	(17)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	10.95%	3/31/2027	8,025	7,923	4,030	(5)(17)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	3/9/2027	7,838	7,732	7,779	(17)
		Total Health Care Providers & Services			$124,286	$119,106

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	8/12/2032	$6,429	$6,365	$6,364	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	8/12/2032		(11)	(11)	(9)(12)(13)(14)
					6,354	6,353
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2032	2,059	2,049	2,049	(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/30/2032		(1)	(1)	(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/30/2032		(1)	(1)	(12)(13)(14)
					2,047	2,047
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/9/2032	2,130	2,100	2,098	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/9/2032		(3)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/9/2032		(3)	(3)	(9)(12)(13)(14)
					2,094	2,092
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	9/30/2027	7,783	7,649	6,963	(17)
		Total Health Care Technology			$18,144	$17,455
Hotels, Restaurants & Leisure
American West (25)
AWRG Borrower LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/18/2030	$5,557	$5,557	$5,522	(9)(17)
AWRG Parent LLC	Common Equity - Stock	N/A	N/A	807,101 Shares	1,660	1,476	(6)(9)(15)
					7,217	6,998
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	5/5/2032	2,309	2,287	2,286	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	5/5/2032	30	28	28	(9)(13)(14)(17)
					2,315	2,314
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028	7,734	7,660	7,347	(9)(16)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	8/16/2026	7,139	7,088	6,835	(9)(16)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	8,800	8,688	8,602	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	38	37	36	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	23	22	21	(9)(13)(14)(17)
					8,747	8,659
		Total Hotels, Restaurants & Leisure			$33,027	$32,153
Insurance
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	6/29/2028	$7,836	$7,736	$7,797	(9)(17)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/2027	7,838	7,774	7,809	(9)(17)
		Total Insurance			$15,510	$15,606
IT Services
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	7/18/2029	$9,801	$9,663	$9,616	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	7/18/2029		(1)	(2)	(9)(12)(13)(14)
					9,662	9,614
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	9,801	9,676	9,727	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	67	65	66	(9)(13)(14)(17)
					9,741	9,793
		Total IT Services			$19,403	$19,407
Leisure Products
Dan Dee
Dan Dee International Holdings, Inc.	First Lien Secured Debt - Term Loan	S+710, 1.00% Floor	9/1/2026	$5,820	$5,805	$5,792	(9)(17)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 5.10% PIK, 1.00% Floor	9/17/2027	8,731	8,676	8,566	(9)(17)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/12/2027	7,837	7,782	7,771	(9)(11)(17)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	10/4/2027	81	81	80	(17)
	First Lien Secured Debt - Delayed Draw	S+640, 1.00% Floor	10/4/2027	5,260	5,103	5,212	(17)
					5,184	5,292
		Total Leisure Products			$27,447	$27,421

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	2/26/2027	$7,958	$7,894	$7,856	(17)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2031	2,660	2,622	2,647	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2031		(12)	(8)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2031		(9)	(3)	(9)(12)(13)(14)
					2,601	2,636
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/30/2032	5,611	5,529	5,527	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/30/2032		(7)	(15)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/30/2032		(12)	(13)	(9)(12)(13)(14)
					5,510	5,499
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	6,169	6,080	6,153	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	347	330	344	(9)(13)(14)(17)
					6,410	6,497
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/9/2027	7,837	7,746	7,716	(16)
Relevant Industrial, LLC
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/16/2031	2,731	2,699	2,697	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	5/16/2031	65	55	44	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	5/16/2031	71	66	65	(9)(13)(14)(17)
					2,820	2,806
		Total Machinery			$32,981	$33,010
Media
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/30/2026	$7,835	$7,748	$7,777	(9)(17)
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	8/7/2029	4,876	4,790	4,790	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/7/2029	19	17	17	(9)(13)(14)(17)
					4,807	4,807

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/2026	7,835	7,748	7,726	(17)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	8/15/2028	6,706	6,526	6,388	(17)
		Total Media			$26,829	$26,698
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 1.50% Floor	5/3/2029	$8,364	$8,210	$7,109	(4)(9)(17)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	4/29/2030	7,840	7,669	7,800	(9)(17)
		Total Multi-Utilities			$15,879	$14,909
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	$7,463	$7,360	$7,345	(9)(17)
		Total Paper & Forest Products			$7,360	$7,345
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/2/2029	$7,838	$7,727	$7,718	(17)
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/31/2030	1,640	1,610	1,607	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	5/31/2030		(1)	(1)	(9)(12)(13)(14)
					1,609	1,606
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/14/2028	7,838	7,733	7,799	(17)
		Total Personal Care Products			$17,069	$17,123
Pharmaceuticals
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/18/2030	$8,712	$8,565	$8,429	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/18/2030		(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/18/2030	100	98	97	(9)(14)(17)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	100	52	(6)(9)(15)
	Unsecured Debt - Promissory Note	11.34%	7/11/2030	19	19	19	(9)
					8,781	8,594
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	2/13/2032	7,382	7,278	7,296	(9)(17)
Total Investments	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	2/13/2032		(1)	(1)	(9)(12)(13)(14)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	50 Shares	50	53	(6)(9)(15)
					7,327	7,348

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+325 Cash plus 3.00% PIK, 0.75% Floor	9/23/2031		9,603	9,433	9,315	(9)(11)(18)
	First Lien Secured Debt - Term Loan	E+325 Cash plus 3.00% PIK, 0.75% Floor	9/23/2031		€97	105	110	(9)(11)(23)
	First Lien Secured Debt - Delayed Draw	SON+325 Cash plus 3.00% PIK, 0.75% Floor	9/23/2031	£		—	(4)	(9)(11)(12)(13) (14)
						9,538	9,421
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029		7,840	7,798	7,840	(9)(17)
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/6/2031		9,826	9,653	9,556	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/6/2031		$54	53	52	(9)(13)(14)
	First Lien Secured Debt - Revolver	CORRA+557, 1.00% Floor	8/6/2031	C$	45	32	31	(9)(13)(14)
						9,738	9,639
		Total Pharmaceuticals				$43,182	$42,842
Professional Services
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/12/2031		$4,204	$4,145	$4,141	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/12/2031			(11)	(12)	(9)(12)(13)(14)
						4,134	4,129
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/7/2029		7,799	7,670	7,702	(9)(17)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/15/2031		3,510	3,477	3,475	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	4/15/2031		91	86	80	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/15/2031			(3)	(4)	(9)(12)(13)(14)
						3,560	3,551
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/22/2031		4,764	4,720	4,716	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/22/2031			—	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/2030		49	48	48	(9)(13)(14)(17)
						4,768	4,763
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/18/2030		5,861	5,781	5,773	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/18/2030			(1)	(1)	(9)(12)(13)(14)
						5,780	5,772
		Total Professional Services				$25,912	$25,917

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Software
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/17/2031	$4,876	$4,837	$4,876	(9)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/17/2031		(1)	-	(9)(13)(14)
					4,836	4,876
CM Acquisitions Holdings Inc. (fka Sisterco
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/6/2026	8,241	8,210	8,162	(17)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	6/24/2027	10,041	9,968	9,932	(9)(17)
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/18/2032	3,380	3,348	3,380	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/18/2032		(5)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/18/2032		(5)	—	(9)(13)(14)
					3,338	3,380
Litify
Litify LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	2/2/2029	4,000	3,925	3,920	(9)(17)
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	2/20/2030	4,788	4,701	4,704	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	2/20/2030		(1)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	2/20/2030		(2)	(2)	(9)(12)(13)(14)
					4,698	4,700
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	9,727	9,597	9,598	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030		(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030		(1)	(1)	(9)(12)(13)(14)
					9,595	9,596
		Total Software			$44,570	$44,566
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/14/2029	$9,824	$9,705	$9,726	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/14/2029	10	9	9	(9)(13)(14)(17)
		Total Specialty Retail			$9,714	$9,735

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Trading Companies & Distributors
MacQueen Equipment
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	1/7/2028	$7,788	$7,756	$7,788	(16)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	9,702	9,574	9,554	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	100	98	98	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	28	27	27	(9)(13)(14)(17)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	44	(6)(9)(15)
					9,729	9,723
		Total Trading Companies & Distributors			$17,485	$17,511
Transportation Infrastructure
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/9/2029	$3,753	$3,709	$3,724	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/9/2029	100	98	98	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/9/2029	20	19	19	(9)(13)(14)(17)
		Total Transportation Infrastructure			$3,826	$3,841
Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	8/9/2027	$8,000	$7,909	$7,845	(17)
		Total Wireless Telecommunication Services			$7,909	$7,845
Total Investment before Cash Equivalents					$920,039	$906,526
Goldman Sachs Financial Square Government Fund, Institutional		N/A	N/A	2,047	$2,047	$2,047
Total Investments after Cash Equivalents					$922,086	$908,573	(2)(7)

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	12/17/2025	$2,656	C$	3,658	Note 4
Foreign currency forward contract	12/17/2025	999		€848	Note 4
Foreign currency forward contract	12/17/2025	3,537		£2,616	Note 4

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

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
(11)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2025, non-qualifying assets represented approximately 4.8% of the total assets of the Company.
(12)
The negative fair value is the result of the commitment being valued below par.
(13)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

(14)
As of September 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
AMI Buyer, Inc.	$100	$—	$—	$100
Accelevation LLC	192	17	—	175
American Restoration Holdings, LLC	425	100	—	325
Amylu Borrower Sub, LLC	2,031	78	—	1,953
Arcadia Solutions, Inc.	1,071	—	—	1,071
Aspen Aerogels, Inc.	100	15	—	85
Bingo Group Buyer, Inc.	117	3	—	114
Brush Group Bidco Limited*	2,017	—	—	2,017
Bullcave Limited	100	67	—	33
CI (MG) GROUP, LLC	2,448	243	—	2,204
CRS Holdings, Inc.	100	—	8	92
Chronicle Parent LLC	1,390	—	—	1,390
Club Car Wash Operating, LLC	2,400	—	—	2,400
Club Champion LLC	100	10	—	90
Cool Buyer, Inc.	200	43	1	155
Crumbl Enterprises LLC	185	30	—	155
DCM Parent, LLC	775	—	—	775
DRS Holdings III, Inc.	570	—	—	570
Distinct Holdings Inc	100	—	—	100
F&M Buyer LLC	1,620	—	—	1,620
Flow Control Intermediate Holdings 2.0, LLC	2,333	—	—	2,333
Four Winds Interactive LLC	200	—	1	199
GAT-Airline Ground Support Inc	201	20	1	180
GC Waves Holdings, Inc.	122	—	—	122
Generator Buyer, Inc.*	99	11	2	85
HALO Buyer, Inc	100	19	0	81
IOTA HOLDINGS 3	1,316	347	2	967
Ideal Components Acquisition, LLC	1,889	—	—	1,889
Lotus Topco Inc.	88	—	—	88
Lunar Buyer, LLC	200	42	—	158
MRO Parent Corporation	370	—	—	370
Merative L.P.	441	—	—	441
NCP-MSI Buyer	2,083	787	13	1,283
NPPI Buyer, LLC	200	—	—	200
Natus Sensory, Inc.	200	—	—	200
Orion Buyer, LLC	200	100	—	100
PHOENIX YW BUYER, INC.	50	—	—	50
PMA Parent Holdings, LLC	100	—	—	100
Pace Health Companies, LLC	2,000	—	—	2,000
Pai Middle Tier, LLC	100	—	—	100
Pavement Preservation Acquisition, LLC	100	8	4	87
Protein For Pets Opco, LLC	100	27	—	73
Rarebreed Veterinary Partners, Inc.	130	—	1	130
Regis Corporation	100	4	20	76

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Relevant Industrial, LLC	2,196	71	—	2,125
Ronnoco Holdings, Inc.	1,448	—	—	1,448
Saffron Bidco Ltd*	134	—	—	134
Sperry Acquisition, LLC	200	—	—	200
TCW Midco LLC	2,527	—	—	2,527
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	49	—	151
Titan Luxco I SARL	1,389	204	—	1,185
Traffic Management Solutions, LLC	104	—	4	100
Trillium Health Care Products Inc.	68	54	—	15
Trillium Health Care Products Inc.*	32	32	—	—
Ultra Clean Holdco LLC	1,121	—	—	1,121
Uniguest Holdings, Inc	200	—	—	200
Vixxo Corporation	50	—	—	50
Vybond Buyer, LLC	200	—	—	200
WC ORS Buyer, Inc.	100	28	—	72
WH BorrowerCo, LLC	162	23	—	138
WildBrain Ltd.	100	40	—	60
Total Commitments	39,096	2,475	56	36,565

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2025 exchange rate.

** For all letters of credit issued and outstanding on September 30, 2025, $21 will expire in 2029, $21 will expire in 2030, $13 will expire in 2031 and $1 will expire in 2032.

(15)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $5,647 or 1.4% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
AWRG Parent LLC	Common Equity - Stock	6/18/2025
AWRG Parent LLC	Common Equity - Stock	6/18/2025
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	10/31/2024
LAV Gear Holdings, inc (d/b/a 4Wall Entertainment, Inc.)	Common Equity - Stock	7/31/2025
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
Ronnoco Holdings, Inc.	Preferred Equity - Preferred Stocks	3/17/2025
Ronnoco Holdings, Inc.	Common Equity - Stock	4/1/2025
SEKO Global Logistics Network, LLC	Common Equity - Equity Unit	12/27/2024
Sperry Parent Holdings, L.P.	Common Equity - Stock	2/3/2025
TVG Orion Blocker, Inc.	Common Equity - Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024

(16)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2025 was 3.98%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2025 was 3.84%.
(19)
The interest rate on these loans is subject to 12 months SOFR, which as of September 30, 2025 was 3.66%.
(20)
The interest rate on these loans is subject to 1 month CORRA, which as of September 30, 2025 was 2.54%.
(21)
The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2025 was 2.45%.
(22)
The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2025 was 2.03%
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2025 was 2.10%.
(24)
The interest rate on these loans is subject to SONIA, which as of September 30, 2025 was 3.97%.
(25)
The interest rate on these loans is subject to Prime, which as of September 30, 2025 was 7.25%.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

(26)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and September 30, 2025 along with transactions during the nine months ended September 30, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at Year ended December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
AWRG Borrower LLC, Term Loan	$—	$5,557	$—	$(35)	$5,522	$—	$43
AWRG Parent LLC, Stock	—	1,660	—	(184)	1,476	—	—
	$—	$7,217	$—	$(219)	$6,998	$—	$43
•
Gross additions include increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

•
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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

(27)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$12,510	$—	$50	$12,560
Air Freight & Logistics	12,049	—	2,737	14,786
Automobile Components	12,477	—	35	12,512
Beverages	3,465	—	50	3,515
Building Products	9,764	—	—	9,764
Chemicals	18,130	—	—	18,130
Commercial Services & Supplies	45,473	—	2,816	48,289
Construction & Engineering	43,927	—	—	43,927
Consumer Staples Distribution & Retail	16,079	—	—	16,079
Containers & Packaging	22,861	—	—	22,861
Diversified Consumer Services	55,486	—	—	55,486
Electric Utilities	881	—	—	881
Electrical Equipment	25,156	—	—	25,156
Electronic Equipment, Instruments & Components	15,521	—	—	15,521
Entertainment	12,138	—	—	12,138
Financial Services	30,443	—	—	30,443
Food Products	28,666	—	—	28,666
Ground Transportation	7,657	—	—	7,657
Health Care Equipment & Supplies	51,135	—	—	51,135
Health Care Providers & Services	124,286	—	—	124,286
Health Care Technology	18,144	—	—	18,144
Hotels, Restaurants & Leisure	25,810	—	—	25,810
Insurance	15,510	—	—	15,510
IT Services	19,403	—	—	19,403
Leisure Products	27,447	—	—	27,447
Machinery	32,981	—	—	32,981
Media	26,829	—	—	26,829
Multi-Utilities	15,879	—	—	15,879
Paper & Forest Products	7,360	—	—	7,360
Personal Care Products	17,069	—	—	17,069
Pharmaceuticals	43,013	19	150	43,182
Professional Services	25,912	—	—	25,912
Software	44,570	—	—	44,570
Specialty Retail	9,714	—	—	9,714
Trading Companies & Distributors	17,455	—	30	17,485
Transportation Infrastructure	3,826	—	—	3,826
Wireless Telecommunication Services	7,909	—	—	7,909
	—	—	—	—
Total Non-Controlled / Non-Affiliated Investments	$906,935	$19	$5,868	$912,822
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,557	—	1,660	7,217
Total Non-Controlled / Affiliated Investments	$5,557	$—	$1,660	$7,217
Total	$912,492	$19	$7,528	$920,039

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

(28)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$12,464	$—	$46	$12,510	3.1%
Air Freight & Logistics	12,232	—	1,076	13,308	3.3%
Automobile Components	12,391	—	22	12,413	3.1%
Beverages	3,459	—	50	3,509	0.9%
Building Products	9,732	—	—	9,732	2.4%
Chemicals	17,940	—	—	17,940	4.5%
Commercial Services & Supplies	45,385	—	2,834	48,219	12.0%
Construction & Engineering	41,013	—	—	41,013	10.2%
Consumer Staples Distribution & Retail	15,933	—	—	15,933	4.0%
Containers & Packaging	22,962	—	—	22,962	5.7%
Diversified Consumer Services	55,479	—	—	55,479	13.8%
Electric Utilities	891	—	—	891	0.3%
Electrical Equipment	25,253	—	—	25,253	6.3%
Electronic Equipment, Instruments & Components	15,510	—	—	15,510	3.8%
Entertainment	12,138	—	—	12,138	3.0%
Financial Services	30,211	—	—	30,211	7.5%
Food Products	28,505	—	—	28,505	7.1%
Ground Transportation	7,578	—	—	7,578	1.9%
Health Care Equipment & Supplies	50,932	—	—	50,932	12.6%
Health Care Providers & Services	119,106	—	—	119,106	29.6%
Health Care Technology	17,455	—	—	17,455	4.3%
Hotels, Restaurants & Leisure	25,155	—	—	25,155	6.2%
Insurance	15,606	—	—	15,606	3.9%
IT Services	19,407	—	—	19,407	4.8%
Leisure Products	27,421	—	—	27,421	6.8%
Machinery	33,010	—	—	33,010	8.2%
Media	26,698	—	—	26,698	6.6%
Multi-Utilities	14,909	—	—	14,909	3.7%
Paper & Forest Products	7,345	—	—	7,345	1.8%
Personal Care Products	17,123	—	—	17,123	4.2%
Pharmaceuticals	42,718	19	105	42,842	10.6%
Professional Services	25,917	—	—	25,917	6.4%
Software	44,566	—	—	44,566	11.1%
Specialty Retail	9,735	—	—	9,735	2.4%
Trading Companies & Distributors	17,467	—	44	17,511	4.3%
Transportation Infrastructure	3,841	—	—	3,841	1.0%
Wireless Telecommunication Services	7,845	—	—	7,845	1.9%
	—	—	—	—	0.0%
Total Non-Controlled / Non-Affiliated Investments	$895,332	$19	$4,177	$899,528	223.3%
% of Net Assets	222.2%	0.0%	1.0%	223.3%
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,522	—	1,476	6,998	1.7%
Total Non-Controlled / Affiliated Investments	$5,522	$—	$1,476	$6,998	1.7%
% of Net Assets	1.4%	0.0%	0.4%	1.7%
Total	$900,854	$19	$5,653	$906,526	225.0%
% of Net Assets	223.6%	0.0%	1.4%	225.0%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025 (Unaudited)

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2025
Health Care Providers & Services	13.1%
Diversified Consumer Services	6.1%
Health Care Equipment & Supplies	5.6%
Commercial Services & Supplies	5.3%
Software	4.9%
Pharmaceuticals	4.7%
Construction & Engineering	4.5%
Machinery	3.6%
Hotels, Restaurants & Leisure	3.5%
Financial Services	3.3%
Food Products	3.1%
Leisure Products	3.0%
Media	2.9%
Professional Services	2.9%
Electrical Equipment	2.8%
Containers & Packaging	2.5%
IT Services	2.1%
Chemicals	2.0%
Trading Companies & Distributors	1.9%
Health Care Technology	1.9%
Personal Care Products	1.9%
Consumer Staples Distribution & Retail	1.8%
Insurance	1.7%
Electronic Equipment, Instruments & Components	1.7%
Multi-Utilities	1.6%
Air Freight & Logistics	1.5%
Aerospace & Defense	1.4%
Automobile Components	1.4%
Entertainment	1.3%
Specialty Retail	1.1%
Building Products	1.1%
Wireless Telecommunication Services	0.9%
Ground Transportation	0.8%
Paper & Forest Products	0.8%
Transportation Infrastructure	0.4%
Beverages	0.4%
Electric Utilities	0.1%
100.0%

Geographic Region	September 30, 2025
United States	94.4%
United Kingdom	2.8%
Canada	2.4%
Europe	0.4%

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

As of September 30, 2025, the Company's consolidated subsidiaries were AP Leaf, LLC (“AP Leaf”) and MAIPL Lender, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of September 30, 2025 and December 31, 2024 were $14,015 and $33,276 respectively.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the three months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of September 30, 2025, the Company held certain foreign currency forward contracts with a fair market value of $38. The Company did not hold any derivatives as of December 31, 2024.

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

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standard Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its year-end financial statements.

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

For the three and nine months ended September 30, 2025, the Company recognized $1,008 and $2,918, respectively, of management fees, and $1,654 and $4,885, respectively, of performance-based incentive fees before impact of waived fees. For the three and nine months ended September 30, 2025, $504 and $1,845, respectively, of management fees were waived and $827 and $3,094, respectively, of performance-based incentive fees were waived.

For the three and nine months ended September 30, 2024, the Company recognized $961 and $1,875, respectively, of management fees, and $1,574 and 3,386, respectively, of performance-based incentive fees before impact of waived fees. For the three and nine months ended September 30, 2024, $961 and $1,874, respectively, of management fees were waived and $1,574 and $3,386, respectively, of performance-based incentive fees were waived.

As of September 30, 2025, management and performance-based incentive fees payable were $504 and $827, respectively. As of December 31, 2024, there were no amounts payable to the Adviser relating to management fees or incentive fees.

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

For the three and nine months ended September 30, 2025, the Company recognized $– and $–, respectively, of servicing fees. For the three and nine months ended September 30, 2024, the Company recognized $– and $553, respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

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

As of September 30, 2025, the Company’s co-investment holdings were 69.9% of the portfolio or $634,060, measured at fair value. On a cost basis, 69.5% of the portfolio or $639,676 were co-investments.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of September 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$912,492	$900,854	$—	$7,109	$893,745
Unsecured Debt	19	19	—	—	19
Common Equity/Interests	7,528	5,653	—	—	5,653
Preferred Equity	—	—	—	—	—
Total Investments before Cash Equivalents	$920,039	$906,526	$—	$7,109	$899,417
Money Market Fund	$2,047	$2,047	$2,047	$—	$—
Total Cash Equivalents	$2,047	$2,047	$2,047	$—	$—
Total Investments after Cash Equivalents	$922,086	$908,573	$2,047	$7,109	$899,417
Foreign currency forward transactions	—	38	—	38	—
Total Investments at Fair Value	$922,086	$908,611	$2,047	$7,147	$899,417

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Fair Value Measurement and Disclosures

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of June 30, 2025	$917,856	19	4,286	$922,161
Net realized gains (losses)	(8,813)	—	—	(8,813)
Net change in unrealized gains (losses)	5,170	—	(1,453)	3,717
Net amortization on investments	839	—	—	839
Purchases, including capitalized PIK (2)	38,858	—	2,820	41,678
Sales (2)	(60,165)	—	—	(60,165)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of September 30, 2025 (3)	$893,745	19	5,653	$899,417

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$7,357	$—	$(329)	$7,028

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2024	$892,748	19	2,895	$895,662
Net realized gains (losses)	(8,397)	—	—	(8,397)
Net change in unrealized gains (losses)	(3,397)	—	(1,870)	(5,267)
Net amortization on investments	2,270	—	—	2,270
Purchases, including capitalized PIK (2)	166,351	—	4,628	170,979
Sales (2)	(155,830)	—	—	(155,830)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of September 30, 2025 (3)	$893,745	$19	$5,653	$899,417

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$3,748	$—	$(1,865)	$1,883

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
(3)
Includes unfunded commitments measured at fair value of $(389).

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of June 30, 2024	$780,885	—	—	$780,885
Net realized gains (losses)	—	—	—	—
Net change in unrealized gains (losses)	(4,196)	—	—	(4,196)
Net amortization on investments	1,155	—	—	1,155
Purchases, including capitalized PIK (2)	129,907	19	129	130,055
Sales (2)	(18,109)	—	—	(18,109)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of September 30, 2024 (3)	$889,642	19	129	$889,790

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$(4,196)	—	—	$(4,196)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2023	$777,220	—	—	777,220
Net realized gains (losses)	—	—	—	—
Net change in unrealized gains (losses)	(5,408)	—	—	(5,408)
Net amortization on investments	3,625	—	—	3,625
Purchases, including capitalized PIK (2)	172,942	19	129	173,090
Sales (2)	(58,737)	—	—	(58,737)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of September 30, 2024 (3)	$889,642	19	129	$889,790

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$(5,408)	—	—	$(5,408)

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

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$865,643	Yield Analysis	Discount Rate	7.7%	16.8%	10.1%
	18,753	Cost Approach	Cost Approach	N/A	N/A	N/A
	9,349	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Unsecured Debt	19	Market Comparable Technique	Comparable Multiple	19.3x	19.3x	19.3x
Common Equity/Interests	5,653	Market Comparable Technique	Comparable Multiple	6.0x	19.3x	7.9x
Total Level 3 Investments	$899,417

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

Investment Transactions

For the three and nine months ended September 30, 2025, purchases of investments on a trade date basis were $40,895 and $168,926, respectively. For the three and nine months ended September 30, 2025, repayments (including prepayments and unamortized fees) of investments on a trade date basis were $59,073 and $162,600, respectively.

For the three and nine months ended September 30, 2024, purchases of investments on a trade date basis were $129,442 and $171,794, respectively. For the three and nine months ended September 30, 2024, repayments (including prepayments and unamortized fees) of investments on a trade date basis were $18,109 and $50,836, respectively.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2025, PIK income earned was $808 and $2,388, respectively. During the three and nine months ended September 30, 2024, PIK income earned was $709 and $1,197, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PIK balance at beginning of period	$4,991	$1,997	$3,839	$1,280
PIK income capitalized	882	620	2,357	1,337
Adjustments due to investments exited or written off	(72)	—	(395)	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$5,801	$2,617	$5,801	$2,617

Investments on Non-Accrual Status

As of September 30, 2025, 1.8% of total investments at amortized cost, or 1.0% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 1.7% of total investments at amortized cost, or 1.1% of total investments at fair value, were on non-accrual status.

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
STATE STREET BANK AND TRUST COMPANY	$2,656	C$	3,658	12/17/2025	19	Unrealized (appreciation) depreciation on foreign currency forward contracts
STATE STREET BANK AND TRUST COMPANY	999		€848	12/17/2025	-	Unrealized (appreciation) depreciation on foreign currency forward contracts
STATE STREET BANK AND TRUST COMPANY	3,537		£2,616	12/17/2025	19	Unrealized (appreciation) depreciation on foreign currency forward contracts
					$38

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for the three and nine months ended September 30, 2025 and 2024, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2025	2024	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(17)	$—	$(162)	$—
		$(17)	$—	$(162)	—

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2025	2024	2025	2024
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$77	$—	$38	$—
		$77	$—	$38	$—

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After the Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company's asset coverage was 177.6% and 163.0%, respectively.

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

As of September 30, 2025, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $519,018 with a fair value of $514,335 and deferred financing costs of $7,523. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of September 30, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average debt outstanding	$554,281	$510,773	$564,913	$495,960
Maximum amount of debt outstanding	583,565	554,450	584,357	554,450

Weighted average annualized interest cost (1)	6.56%	7.93%	6.68%	7.95%
Annualized amortized debt issuance cost	0.30%	0.25%	0.21%	0.23%
Total annualized interest cost	6.86%	8.18%	6.89%	8.18%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. No commitment fees accrued for the three and nine months ended September 30, 2025 and 2024.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of September 30, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,311	$60	10/15/2025
Great Britian Pound		£3,500	$4,636	$4,707	$(71)
Total			$9,008	$9,018	$(11)

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,172	$200	10/10/2024
Total			$4,372	$4,172	$200

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

On July 29, 2025, the Company issued and sold 1,034,768 Common Shares and the Company received $25 million as payment for such Common Shares.

As of September 30, 2025 and December 31, 2024, the Company had the following Capital Commitments, pursuant to subscription agreements, and contributions from its shareholders:

	September 30, 2025			December 31, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$500,000	$414,877	$83%	$475,000	$364,877	$77%

The following table summarizes the Common Shares of the Company issued for the nine months ended September 30, 2025 and period between Conversion Date to September 30, 2024:

	Nine Months Ended		For Period between March 15
	September 30, 2025		and September 30, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	2,050,615	$50,000	2,312,138	$60,000
Distributions reinvested	65,223	1,587	17,218	450
Total net increase (decrease)	2,115,838	$51,587	2,329,356	$60,450

The following table presents distributions that were declared during the nine months ended September 30, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 17, 2025	March 17, 2025	April 11, 2025	$0.7509	$11,968
May 21, 2025	May 7, 2025	July 11, 2025	0.7874	12,575
August 20, 2025	August 6, 2025	October 14, 2025	0.7500	12,779
			$2.2883	$37,322

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

* Totals may not foot due to rounding.

Note 7. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024 (1)
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$6,889	$9,274	$24,120	$23,426
Weighted average shares outstanding	16,719,816	14,459,794	16,125,448	13,406,659
Basic earnings (loss) per share	$0.41	$0.64	$1.50	$1.75

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2025	December 31, 2024
Unfunded revolver obligations and bridge loan commitments (1)	$15,270	$2,597
Standby letters of credit issued and outstanding (2)	56	24
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	20,224	3,182
Total Unfunded Commitments (4)	$35,550	$5,803

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2025, no bridge loan commitments were outstanding.
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
(4)
The Company also had unfunded revolver commitments of $1,071 and $176 as of September 30, 2025 and December 31, 2024, respectively. Given the commitment is subject to the Company’s discretion, the timing and the amount of the funding have not been determined.

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company commenced operations. The Company is obligated to reimburse the Adviser for such expenses. The total organization and offering costs incurred were $469, which were recognized by the Company when it commenced operations.

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of September 30, 2025, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and period between Conversion Date to September 30, 2024:

	Nine Months Ended September 30, 2025	For Period between March 15 and September 30, 2024

	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$24.43	$25.00
Net investment income (1)	2.43	2.16
Net realized and change in unrealized gains (losses) (1)	(0.92)	(0.42)
Net increase in net assets resulting from operations	1.51	1.75
Distribution of net investment income (1)(2)	(2.29)	(1.10)
Net asset value at end of period	$23.65	$25.67

Total return (3)	6.27%	13.39%
Shares outstanding at end of period (1)	17,038,441	14,474,953
Weighted average shares outstanding (1)	16,125,448	13,406,659

Ratio/Supplemental Data
Net assets at end of period (in millions)	$402.9	$371.6
Annualized ratio of operating expenses to average net assets (4)(5)	2.10%	2.68%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.28%	12.32%
Annualized ratio of total expenses to average net assets (4)(5)	12.38%	15.00%
Annualized ratio of net investment income to average net assets (5)	13.61%	15.07%
Average debt outstanding (in millions)	$564.9	$510.8
Average debt per share	$35.03	$38.10
Annualized portfolio turnover rate (5)	23.77%	9.74%
Asset coverage per unit (6)	$1,776	$1,670

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
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (see Note 3 to the consolidated financial statements). For the nine months ended September 30, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 3.82% and 14.10%, respectively, without the fee waivers.
(5)
Annualized for the nine months ended September 30, 2025. Organizational costs, servicing expense, and other non-reoccurring expenses are not annualized. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to use expense support, and other unpredictable variables.
(6)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2025, the Company's asset coverage was 177.6%.

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

Distribution Declarations

On November 4, 2025, the Board declared a base distribution of $0.72 per share, payable on January 22, 2026 to shareholders of record as of November 20, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.72 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of MidCap Apollo Institutional Private Lending:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Apollo Institutional Private Lending and subsidiaries (formerly known as Middle Market Apollo Institutional Private Lending) (the "Company") as of September 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025 and 2024, the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the financial highlights for the nine-month period ended September 30, 2025 and period from March 15, 2024 to September 30, 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the financial highlights for the period from March 15, 2024 to December 31, 2024, (not presented herein); and in our report dated March 17, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

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

November 10, 2025

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;
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

Overview

MidCap Apollo Institutional Private Lending (the “Company,” “we,” “us” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in investor commitments to purchase common shares of beneficial interest ("Capital Commitments"), the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 common shares of beneficial interest ("Common Shares") at the Conversion Date. Since the Conversion Date, and through September 30, 2025, we have raised approximately $121,290 in net proceeds from additional offerings of Common Shares.

On March 17, 2025, the Company changed its name from “Middle Market Apollo Institutional Private Lending” to “MidCap Apollo Institutional Private Lending.”

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2025	2024	2025	2024
Investments made in portfolio companies	$40.9	129.4	$168.9	$171.8
Investments sold	(1)	—	(1)	(8.1)
Net activity before repaid investments	39.8	129.4	167.8	163.7
Investments repaid	(59.1)	(18.1)	(162.6)	(50.8)
Net investment activity	$(19.3)	111.3	$5.2	$112.9

Portfolio companies, at beginning of period	129	104	126	100
Number of investments in new portfolio companies	13	18	41	26
Number of exited companies	(8)	(3)	(33)	(7)
Portfolio companies at end of period	134	119	134	119

Number of investments in existing portfolio companies	12	1	62	1

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	99%	100%
Total secured debt	99%	100%
Unsecured debt	—%	—%
Common equity/interests and warrants	1%	—%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.8%	10.7%
Secured debt portfolio (2)	9.8%	10.7%
Unsecured debt portfolio (2)	11.3%	11.3%
Total debt portfolio (2)	9.8%	10.7%
Total portfolio (3)	9.5%	10.5%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$891.7 million	$897.0 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$896.4 million	$900.5 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operation and through September 30, 2025, invested capital totaled $1,195.5 million in 179 portfolio companies.

Recent Developments

Chief Accounting Officer Appointment

On September 4, 2025, our Board of Trustees (the "Board") appointed Joseph Durkin as Chief Accounting Officer of the Company, effective as of the close of business on September 4, 2025.

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

As of September 30, 2025, $899.4 million or 99.2% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2025	2024	2025	2024
Investment Income
Interest income	$24.0	$25.0	$71.9	$72.3
Dividend income	—	—	—	—
PIK interest income	0.8	0.7	2.4	1.2
Other income	0.2	0.3	0.4	0.9
Total investment income	$25.0	$26.1	$74.7	$74.4
Expenses
Management and performance-based incentive fees, net of amounts waived	$1.3	$—	$2.9	$—
Service fees	—	—	—	0.6
Interest and other debt expenses, net of reimbursements	9.7	10.9	29.5	31.2
Administrative services expense, net of reimbursements	0.3	0.4	0.7	1.0
Legal and other general and administrative expenses	0.8	1.1	2.5	3.8
Net Expenses	$12.1	$12.5	$35.6	$36.3
Net Investment Income	$12.9	$13.6	$39.1	$38.1
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(9.5)	$—	$(10.1)	$—
Net change in unrealized gains (losses)	3.5	(0.0)	(4.9)	(0.0)
Net Realized and Change in Unrealized Gains (Losses)	$(6.0)	$(0.0)	$(15.0)	$(0.0)
Net Increase in Net Assets Resulting from Operations	$6.9	$13.5	$24.1	$38.1

Net Investment Income on Per Average Share Basis (1)(2)	$0.77	$0.94	$2.43	$2.84
Earnings per share — basic (1)(2)	$0.41	$0.64	$1.50	$1.75

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

Total Investment Income

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

Total investment income (including PIK) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 decreased by $1.1 million. The decline in total interest income was primarily due to the stability of the income-bearing investment portfolio and a reduction in the average yield of the total debt portfolio, from 11.1% for the three months ended September 30, 2024 to 9.9% for the three months ended September 30, 2025.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

Total investment income (including PIK) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by $0.3 million. Total interest income increased primarily because the income-bearing investment portfolio grew over the trailing twelve months, partially offset by a decline in the total debt portfolio’s average yield from 11.9% for the nine months ended September 30, 2024 to 10.9% for the nine months ended September 30, 2025.

Net Expenses

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

For the three months ended September 30, 2025 and 2024, net expenses were $12.1 million and $12.5 million, respectively. Net expenses declined primarily due to lower interest expense from an amendment to the AP Leaf Secured Credit Facility, partially offset by higher management and performance-based incentive fees (net of waivers). The Adviser waived all management and incentive fees through March 15, 2025, and agreed to waive 50% of the management fee from March 15, 2025 through March 15, 2026. Administrative services, legal, and other general and administrative expenses also decreased following a budget realignment based on actual results.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, net expenses were $35.6 million and $36.3 million, respectively.Net expenses declined primarily due to lower interest expense from an amendment to the AP Leaf Secured Credit Facility, partially offset by higher management and performance-based incentive fees (net of waivers). The Adviser waived all management and incentive fees through March 15, 2025, and agreed to waive 50% of the management fee from March 15, 2025 through March 15, 2026. Administrative services, legal, and other general and administrative expenses also decreased following a budget realignment based on actual results.

Net Realized Gains (Losses) from Investments

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

During the three months ended September 30, 2025, we recognized gross realized gains of $0 million and gross realized losses of $9.5 million, resulting in net realized losses of $9.5 million.

(in millions)	Net Realized Gain (Loss)
FEV Acquisition Corporation	$(7.5)
LAV Gear Holdings INC	(2.0)

During the three months ended September 30, 2024, we did not have any realized gains or losses.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

During the nine months ended September 30, 2025, we recognized gross realized gains of $0 million and gross realized losses of $9.9 million, resulting in net realized losses of $9.9 million.

(in millions)	Net Realized Gain (Loss)
FEV Acquisition Corporation	$(7.5)
LAV Gear Holdings INC	(2.0)

During the nine months ended September 30, 2024, we did not have any realized gains or losses.

Net Change in Unrealized Gains (Losses) from Investments

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

During the three months ended September 30, 2025, we recognized gross unrealized gains of $11.4 million and gross unrealized losses of $7.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gain of $3.5 million, which was primarily driven by the gain associated with flipping FEV Acquisition Corporation and LAV Gear Holdings INC to realized loss. Other significant drivers of unrealized gains (losses) include the financial underperformance of SEKO Global Logistics Network, LLC and Kauffman. Significant changes in unrealized gains (losses) for the three months ended September 30, 2025 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
FEV Acquisition Corporation	$7.5
LAV Gear Holdings INC	2.1
Kauffman	(2.7)
SEKO Global Logistics Network, LLC	(1.3)

During the three months ended September 30, 2024, we recognized gross unrealized gains of $0.6 million and gross unrealized losses of $4.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $4.2 million.

(in millions)	Net Unrealized Gain (Loss)
SEKO Global Logistics Network, LLC	$(1.3)

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

During the nine months ended September 30, 2025, we recognized gross unrealized gains of $8.4 million and gross unrealized losses of $13.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $4.8 million which was primarily driven by financial underperformance of Veristat Group, Inc., Kauffman, and SEKO Global Logistics Nework, LLC. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
FEV Acquisition Corporation	$4.7
Veristat Group Inc.	(3.1)
Kauffman	(2.7)
SEKO Global Logistics Network, LLC	(1.7)

During the nine months ended September 30, 2024, we recognized gross unrealized gains of $2.4 million and gross unrealized losses of $7.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $5.5 million. Net change in unrealized gains (losses) for the nine months ended September 30, 2024 was primarily driven by the financial underperformance of SEKO Global Logistics Network, LLC, FEV Acquisition Corporation. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2024 are summarized below:

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2025:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$519.0	$—	$—	$519.0	$—
Total Debt Obligations	$519.0	$—	$—	$519.0	$—

(1)
As of September 30, 2025, aggregate lender commitments under the Senior Secured Facility totaled $750 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through September 30, 2025 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2025. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three and nine months ended September 30, 2025, PIK income totaled $0.8 million and $2.4 million on total investment income of $25.0 million and $74.7 million, respectively. For the three and nine months ended September 30, 2024, PIK income totaled $0.7 million and $1.2 million on total investment income of $26.1 million and $74.4 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the three and nine months ended September 30, 2025 for more information relating to our investment valuation.

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

As of September 30, 2025, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, the AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$18.6 million	$1.092
Up 100 basis points	12.4 million	0.728
Up 50 basis points	6.2 million	0.363
Down 50 basis points	(1.6) million	(0.096)
Down 100 basis points	(3.3) million	(0.192)
Down 150 basis points	(4.9) million	(0.288)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Report on Form 8-K filed with SEC on August 4, 2025 for information about unregistered sales of our equity securities during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2025.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

By:	/s/ TANNER POWELL
Name:	Tanner Powell
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH SEIFERT
Name:	Kenneth Seifert
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ JOSEPH DURKIN
Name:	Joseph Durkin
Title:	Chief Accounting Officer
(Principal Accounting Officer)