Form 10-K
period 2025-12-31
MidCap Apollo Institutional Private Lending
filed 2026-03-12
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(212) 515-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common shares of beneficial interest, par value $0.001

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

(Do not check if a smaller reporting company)

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 11, 2026, there was no established public market for the Registrant’s common shares of beneficial interest, $0.001 par value, (“Common Shares”).

The number of shares of the Registrant’s Common Shares outstanding as of March 11, 2026, was 17,106,194.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

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
•
Inflation may adversely affect our business.
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
•
Although we expect to effectuate a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.
•
General economic conditions could adversely affect the performance of our investments.

Risks Related to Our Investments

•
Our investments in portfolio companies are risky, and we could lose all or part of our investment.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Our portfolio companies may be highly leveraged and a covenant breach by our portfolio companies may harm our operating results.
•
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to, among other things, lender liability or fraudulent conveyance claims.
•
Our portfolio contains a limited number of portfolio companies, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.
•
An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

•
Apollo Credit Management, LLC (the “Adviser”) and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Risks Related to Business Development Companies

•
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a business development company (“BDC”).
•
Regulations governing our operation as a BDC and regulated investment company (“RIC”) will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.

Risks Related to Debt Financing

•
When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•
Provisions in a credit facility may limit our investment discretion

Federal Income Tax Risks

•
We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or satisfy RIC distribution requirements.
•
Our portfolio investments may present special tax issues.
•
Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares

•
Investing in our shares involves a high degree of risk and is highly speculative.
•
The net asset value ( “NAV”) of our shares may fluctuate significantly.
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

This Annual Report on Form 10-K covers the twelve-month period from January 1, 2025 to December 31, 2025, the twelve-month period from January 1, 2024 to December 31, 2024, and the period from December 15, 2023 to December 31, 2023 (the “Period Ended December 31, 2023”) (together, the “Annual Report”). Unless otherwise noted, all references to “fiscal year” in this Annual Report refers to the twelve-month fiscal year ended on December 31.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by private U.S. borrowers. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (i.e., net assets plus borrowings for investment purposes) in debt instruments of varying maturities issued by middle market companies (as defined below). Our 80% policy with respect to investments is not fundamental and may be changed by our Board of Trustees (the “Board”) without shareholder approval. Shareholders will be provided with sixty (60) days’ notice in the manner prescribed by the U.S. Securities and Exchange Commission (“SEC”) before we make any changes to this policy. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds of Apollo Global Management, Inc. and its consolidated subsidiaries (“Apollo” or “AGM”). From time to time, we may co-invest with other Apollo funds.

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

We conduct private offerings of our common shares of beneficial interest (“Common Shares”) to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The Adviser and the Administrator

The Company’s investment activities are managed by Apollo Credit Management, LLC (the “Adviser”), an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the advisory agreement between us and the Adviser (the “Advisory Agreement”), the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

Apollo Credit Management, LLC, as our Administrator (the “Administrator”), pursuant to the administration agreement between us and the Administrator (the “Administration Agreement”), provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Adviser is an affiliate of Apollo and is led by substantially the same investment personnel as Apollo. As such, our Adviser has access to the broader resources of Apollo, subject to Apollo’s policies and procedures regarding the management of conflicts of interest.

Founded in 1990, Apollo is a high-growth, global alternative asset manager and retirement services provider. Its asset management businesses focuses on three investing strategies: credit, equity and real assets. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conduct by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs. As of December 31, 2025, Apollo had total assets under management (“AUM”) of $938 billion and a team of approximately 6,140 employees, including 2,010 employees supporting Apollo's Retirement Services segment and 600 employees of Bridge Investment Group Holdings Inc.

Apollo manages the leading alternative credit business with $749 billion in credit AUM and more than 590 investment professionals across an array of corporate, asset-backed and insurance-related investment strategies. The Company benefits from its affiliation with Apollo as a scaled direct lending platform with over $450 billion of dedicated corporate credit AUM. Apollo’s corporate credit business dates back over twenty years, with a heritage as one of the largest managers of syndicated loans. Over the course of decades, Apollo has built incumbency with thousands of the leveraged loan issuers, many of which are backed by the largest blue-chip private equity sponsors. Today, Apollo has established over 4,000 lending relationships. Incumbency and scale enable Apollo to source and deliver attractive lending opportunities for its investor clients. In 2025, Apollo and its affiliates originated $60 billion in direct lending transactions.

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

Market Opportunity

Apollo believes there is an ongoing structural shift to private financing alternatives for borrowers of all sizes, including private U.S. corporations. This trend is being driven by ongoing shifts in public credit market structure that have given rise to periods of uncertainty, as well as changes in the banking industry driven by continued tightening of regulation.

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

While cyclical dynamics have accelerated growth in the opportunity, we believe the trend toward private lending solutions is a long-term trend, particularly among private corporate borrowers. Scaled direct lenders who are able to originate with speed and speak for size are able to act as solution providers to borrowers by addressing the challenges that have come to be associated with accessing the traditional avenues of public markets or bank lending. As the private debt market has grown in size and sophistication, firms such as Apollo have been able to bring these benefits to larger borrowers who traditionally would have had limited options away from syndicated bank loan markets. In exchange for providing these benefits, direct lending solutions are often able to command a yield premium over other sources of capital while taking top-of-the-capital structure, senior secured risk with significant subordination. Given its long-tenure as an institution, its expertise in credit investing broadly and incumbency with hundreds of sponsors or thousands of issuers, we believe that Apollo is well positioned to capitalize on this opportunity.

Significant Addressable Market Size. The global leveraged finance market is over $5 trillion in size as of late 2025. Private credit has become an increasingly significant part with estimates of its size generally in excess of $2 trillion. Historically, there was a hard distinction between private and public credit markets, with the former largely synonymous with middle market lending. More recently, there has been a shift, with private lending becoming an increasingly favorable option versus public markets. Going forward, we believe the next phase of growth in private credit could be even more significant given the ongoing “privatization” of activities historically centered in the public markets. We believe this emerging private lending opportunity will be primarily associated with lending to larger private corporate borrowers who will increasingly rely on scaled direct lending platforms that are able to transact at the scale required to meet their needs.

Durable Middle Market Lending Opportunity. Apollo believes there is a dearth of available financing solutions for middle market firms outside of bank lending, despite a growing demand for financing solutions. The U.S. middle market is a core component of U.S. economic activity covering an estimated 300,000 midsized businesses with aggregate annual revenues of $13 trillion. These businesses represented around one-third of private sector employment despite only representing 5% of the total number of private employers. Access to capital can often represent a challenge for these firms. In a recent JP Morgan Chase survey, 34% of midsized businesses reported that the amount of investment capital available to them was insufficient for their needs (J.P.Morgan, The Middle Matters: Exploring the Diverse Middle Market Business Landscape, page 11. See https://www.jpmorgan.com/content/dam/jpmorgan/documents/cb/insights/banking/commercial-banking/next-street-the-middle-matters-report.pdf). As banks have continued to pull back from a variety of forms of lending, these middle market firms have been negatively impacted, such as when the Federal Reserve’s Senior Loan Officer Survey showed tightening standards for commercial and industrial lending over the course of 2025. This pullback in lending occurs in spite of these firms’ ongoing underlying growth that is compounding their need for growth capital. Non-bank direct lenders such as Apollo have become an increasingly critical component of providing capital to the middle market. Apollo believes these dynamics will enable the Company to secure favorable pricing and more rigorous structural protections, thereby driving value for the benefit of the Company. Apollo believes that this opportunity is only accessible to scaled alternative asset managers with significant relationships and cycle-tested investing expertise and that the Company is therefore well-positioned to capitalize on the growing opportunity set.

Proprietary Sourcing Engine Drives Direct Origination. Across its global platform, Apollo has found that deal flow is often driven by relationships, and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. Apollo’s corporate credit business maintains coverage of over 4,000 companies worldwide. As a result, members of the corporate credit team are in frequent dialogue with management teams and intermediaries, enabling visibility into a given company’s financing needs as well as opportunities to organically grow existing lending relationships. The size and scale of our liquid credit businesses have become increasingly important given the trend from public to private lending, particularly among larger corporate borrowers. Apollo believes that its ability to leverage its incumbency to source deals directly with large corporate borrowers creates a meaningful barrier to entry. We further augment these efforts with a dedicated sponsor coverage effort, that includes approximately three dozen professionals focused on origination and sourcing direct lending transactions. Importantly, Apollo’s credit business is one of the largest lending counterparties to Wall Street, with trading volume across credit products well in excess of $100 billion from 2021 to 2025. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which Apollo believes will put the Company in a position to access challenged syndications at attractive terms during periods of volatility. Through these various touchpoints, Apollo has established a combination of robust networks and proprietary relationships that it believes will enable the Company to source highly attractive opportunities, often on a proprietary basis.

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

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s declaration of trust and applicable provisions of state and other laws. The Adviser keeps the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of five members (the "Trustees"), three of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (the "Independent Trustees").

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

High Degree of Selectivity. Apollo believes that credit selectivity in every market environment is a critical driver of performance. In recent years, Apollo has closed on just 10-15% of direct lending opportunities that it evaluated. By virtue of our value-driven investment approach emphasizing downside protection, Apollo’s corporate credit business has experienced a 0.1% annual average default rate, as compared to a 2.3% annual average default rate within the broader leveraged loan market. Even in an event of default, Apollo’s corporate credit business has seen substantially higher recovery rates as compared to the broader market, experiencing a 72% recovery rate as compared to 48% for the broader leveraged loan market. Given the size of the market opportunity in large corporate direct lending, Apollo believes that the Company is well-positioned to exercise quality credit selection in any market environment.

Institutionalized Monitoring and Risk Management Capabilities. Across its platform, Apollo employs a disciplined and rigorous approach to ongoing monitoring. Because Apollo is expected to be the sole or largest lender to a borrower, the Company expects to benefit from having driven the diligence process and structuring of covenants and loan documents. Direct lenders generally benefit from increased transparency, communication and coordination with borrowers. Apollo will seek to maintain active dialogue with the management team and/or sponsor throughout the life of the investment, reviewing financial information and other data in depth. Should such a deteriorating situation arise, the investment would be put on a watchlist and would undergo enhanced monitoring and an independent review. If the situation were to progress to a full workout, Apollo has an in-house distressed credit team that can assist in seeking to stabilize the situation. The Company will manage the risks associated with Company investments through portfolio construction, continued monitoring and evaluation. Apollo has devoted significant resources in the development of a sophisticated, integrated infrastructure designed to support the investment and risk management process. This includes proprietary systems for the monitoring, accounting and compliance aspects of Apollo’s portfolios, along with trading, clearing and settlement of assets.

Allocation of Investment Opportunities

General

Apollo, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Apollo may establish.

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this Annual Report, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs (including the Company, the "Apollo BDCs"), certain Apollo-managed registered investment companies (the “Apollo RICs” and, together with the Apollo BDCs, the “Apollo Regulated Funds”) and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

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

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The investment team of the Adviser (the "Investment Team") will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

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

Reporting Obligations. We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We filed a Form 10 Registration Statement with the SEC to establish the Company as a reporting company under the Exchange Act and are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

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

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

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

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our private offerings of our shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

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

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar services to other entities, and intends to do so, so long as the Adviser's services to us are not impaired.

Compensation of Adviser

We will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Fee Waiver

The Adviser agreed to waive its management fee and its incentive fee for the first 12-month period following the date of the Advisory Agreement. The Adviser also agreed to waive 50% of its management fee and its incentive fee for the second 12-month period following the date of the Advisory Agreement. The fee waiver will expire on March 15, 2026.

Base Management Fee

The management fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.00% of the Company's net assets as of the beginning of the first business day of the applicable month.

For these purposes, “net assets” means the Company's total assets less liabilities determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”). For the first calendar quarter in which the Company has operations, net assets will be measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter.

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

Certain Terms of the Advisory Agreement and Administration Agreement

Duration and Termination

The continuation of each of the Advisory Agreement and Administration Agreement was approved by the Board on March 12, 2026. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice.

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

Pursuant to the Subscription Agreements, investors make commitments to purchase Common Shares (“Capital Commitments”). The Subscription Agreements provide that investors are required to fund capital contributions to purchase Common Shares (each, a “Drawdown Purchase”), each time we deliver a drawdown notice, which we deliver at least 10 business days prior to the date on which contributions will be due (each, a “Capital Drawdown Date”). Drawdown Purchases will generally be made pro rata, in accordance with unfunded Capital Commitments of all investors; however, the Adviser will have, subject to its fiduciary duty to the Company, discretion to give priority to investors whose subscriptions were accepted at a previous closing in order to ensure such investors’ Capital Commitments are fully called prior to the end of such investors’ Commitment Period (as defined below). In addition, the Subscription Agreements provide that we retain the right at our discretion to call Drawdown Purchases on a non-pro rata basis so that the assets of the Company will not be considered “plan assets” under ERISA or the Plan Asset Regulations (each as defined below), or as otherwise necessary or desirable in order to comply with ERISA or any other applicable legal, contractual, regulatory, tax or similar regimes. Each Drawdown Purchase is made at a price per Common Share equal to our per share NAV (the "Per Share NAV") as determined within 48 hours of the Capital Drawdown Date, excluding Sundays and holidays, of such sale, subject to certain exceptions and calculated in accordance with the 1940 Act. No investor in our private placement will be required to invest more than the total amount of its Capital Commitment.

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

We intend to use primarily newly issued Common Shares to implement the plan. Common Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Item 1A. Risk Factors

Investing in the Company involves a number of significant risks relating to the current environment, our business and structure, our investments, issuance of our preferred shares, and an investment in our common shares. As a result, there can be no assurance that we will achieve our investment objective. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to invest in the Company. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Risks Related to the Current Environment

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write- offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, political unrest in South America and recent U.S. military action overseas. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, and interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tensions, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and, as a result, our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be impacted by changes in and uncertainty surrounding interest rates. Depending on the interest rate environment and general state of credit markets, potential debt capital may be available only at a higher cost and on terms and conditions less favorable than what we have historically experienced.

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

Our debt investments are based on fixed and floating rates, such as Euro Interbank Offer Rate (“EURIBOR”), Term SOFR, the Federal Funds Rate or the Prime Rate. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having stated terms of up to ten years, but the expected average life of such investments is generally between three and five years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common shares.

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

Inflation may adversely affect our business.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company’s returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have led, and may in the future lead, to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy continues to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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

The Russian invasion of Ukraine and the conflict in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

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

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

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

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, political unrest in South America and recent U.S. military action overseas. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, and interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tensions, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, or if they worsen or spread, our and our portfolio companies', businesses may be adversely affected both within and outside of the directly affected regions.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we and our portfolio companies operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of our investments, and we and our portfolio companies may not be able to successfully manage our exposure to these conditions.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we and our portfolio companies operate and have a significant adverse effect on our business, financial condition and results of operations.

A number of factors have had and may continue to have an adverse impact on credit markets in particular. In 2025, the weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve decreased the federal funds rate three times in 2025. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing, which could have a material adverse impact on our business prospects and financial condition. Additionally, the Republican Party currently controls both the executive and legislative branches of the U.S. federal government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities.

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Negative financial results in our portfolio companies may reduce the value of our portfolio companies, our net asset value and our investment returns, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to our investments. We may be adversely affected by reduced opportunities to exit and realize value from our investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments to effectively deploy capital. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies. In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate and/or subject us to increased competition.

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

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Investment Team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in large private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. borrowers may intensify. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match such competitors’ pricing, terms or structure. If we are forced to match such competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

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

Although we do not intend to fund distributions from sources other than operating cash flow in the ordinary course, we may fund distributions from other sources, including but not limited to, proceeds of the offering, if, for example, we determine that it would not be in the best interests of shareholders to sell portfolio investments in a market downturn and we are unable to borrow due to 1940 Act asset coverage limitations to fund distributions. As discussed elsewhere in this Annual Report, we are generally required to distribute 90% of our ordinary income to ensure RIC tax treatment and we may take such actions to ensure we meet the applicable RIC tax treatment requirements. Please see, “Risk Factors—Federal Income Tax Risks—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” To the extent we pay distributions from a source other than net investment income, we are required to notify shareholders of the sources of such distribution pursuant to Section 19 and Rule 19a-1 under the 1940 Act. Any distributions we make will be at the discretion of the Board, which has a fiduciary duty to shareholders, taking into account factors such as our disclosure to investors, earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law.

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

Although we expect to effectuate a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.

The Company intends to effectuate a share repurchase program, at the discretion of our Board, that will purchase Common Shares pursuant to one or more tender offers at the request of its shareholders. Our Board may amend or suspend the share repurchase program at any time in its discretion. For example, in accordance with our Board’s fiduciary duty to the Company and shareholders, it may amend or suspend the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining shareholders. You may not be able to sell your shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to its fiduciary duty to the Company and shareholders. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

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

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. These events, and any future similar disruptions that may arise, may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

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

Investments in middle-market companies are speculative and involves a number of significant risks including a high degree of risk of credit loss. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle-market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio companies and, in turn, on us. Middle-market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

Commodities are subject to many risks that may adversely affect some of our portfolio companies.

The prices of commodities are subject to a variety of factors such as political and regulatory changes, seasonal variations, weather, technology and market conditions. These factors and the volatility of the commodities markets make it extremely difficult to predict price movements.

Accordingly, the commodities industry has experienced significant volatility at times, which may occur in the future, and which could negatively affect the returns on any investment made by the Company in this industry.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and during these periods may be unable to repay the loans we made to them. See “Item 1A. Risk Factors—Risks Relating to the Current Environment” Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Our portfolio companies may be highly leveraged and a covenant breach by our portfolio companies may harm our operating results.

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

We could, in certain circumstances, become subject to potential liabilities that may exceed the value of our original investment in a portfolio company that experiences severe financial difficulties. For example, we may be adversely affected by laws related to, among other things, fraudulent conveyances, voidable preferences, lender liability, and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

Our portfolio contains a limited number of portfolio companies, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.

A consequence of the limited number of investments in our portfolio is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant portfolio company investments perform poorly or if we need to write down the value of any one significant investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our portfolio could contain relatively few portfolio companies.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

When we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and will continue to invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of the Adviser's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies.

If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and smaller market presence than public company competitors, which often are larger. These factors could affect our investment returns.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We have invested and intend to invest primarily in senior debt securities issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to the Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of the Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.

Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

Hedging transactions may expose us to additional risks.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC. In addition, tax rules governing our transactions in hedging instruments may affect whether gains and losses recognized by us are treated as ordinary or capital, accelerate our recognition of income or gain, defer losses, and cause adjustments in our holding periods of securities, thereby affecting, among other things, whether capital gains and losses are treated as short-term or long-term. These rules could therefore affect the amount, timing and/or character of distributions to stockholders.

New market structure requirements applicable to derivatives could significantly increase the costs of utilizing over-the-counter (“OTC”) derivatives.

The Dodd-Frank Act, as amended, made broad changes to the OTC derivatives market, granted significant new authority to the Commodity Futures Trading Commission, or CFTC, and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets.

These changes include, but are not limited to: requirements that many categories of the most liquid OTC derivatives (currently limited to specified interest rate swaps and index credit default swaps) be executed on qualifying, regulated exchanges and be submitted for clearing; real-time public and regulatory reporting of specified information regarding OTC derivative transactions; and enhanced documentation requirements and recordkeeping requirements. Margin requirements for uncleared OTC derivatives and position limits are also expected to be adopted by the CFTC and other regulators in the future. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as nondeliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected.

While these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, the impact of these changes is not known at this time. Furthermore, “financial end users,” such as us, that enter into OTC derivatives that are not cleared will, pending finalization of the applicable regulations, generally be required to provide margin to collateralize their obligations under such derivatives. Under current proposed rules, the level of margin that would be required to be collected in connection with uncleared OTC derivatives is in many cases substantially greater than the level currently required by market participants or clearinghouses.

Lastly, future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use certain instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

These changes could significantly increase the costs to us of utilizing OTC derivatives, reduce the level of exposure that we are able to obtain (whether for risk management or investment purposes) through OTC derivatives, and reduce the amounts available to us to make non-derivative investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns. Furthermore, the margin requirements for cleared and uncleared OTC derivatives may require that the Adviser, in order to maintain its relief from the CFTC’s CPO registration requirements, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

Our investments in the healthcare and pharmaceutical services industry sector are subject to extensive government regulation and certain other risks particular to that industry.

We invest in healthcare and pharmaceutical services. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or Health Insurance Reform Legislation, could have a significant effect on our portfolio companies in this industry sector. As Health Insurance Reform Legislation is implemented, our portfolio companies in this industry sector may be forced to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully in response to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

The members of the senior management and Investment Team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

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

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of Apollo’s investment committee, could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board, including our independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

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

Our credit facility imposes financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Portfolio (Net of Expenses) (1)	(10%)	(5%)	0%	5%	10%
Corresponding Return to Common Stockholders (2)	(32%)	(20%)	(8%)	4%	17%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)
In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average interest rate of 5.59% by the approximately $560.8 million of principal debt outstanding, excluding deferred financing costs) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Shareholders.”

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with payment-in-kind ("PIK") interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

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

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

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

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

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

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our declaration of trust allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in our offering, our Board may elect, without shareholder approval, to:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed BDC, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Adviser, an indirect subsidiary of AGM. AGM determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other affiliated entities managed by AGM, and we rely on AGM for assessing, identifying and managing material risks to our business from cybersecurity threats.

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

As one of the critical elements of AGM’s overall ERM approach, AGM’s cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading “Cybersecurity Governance,” AGM’s Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of AGM’s risks, including its cybersecurity risks. AGM’s Chief Information Security Officer (“CISO”) and the Chief Information Security Officer of Athene Holding Ltd. (“AHL’s CISO”), a subsidiary of AGM, with support from the broader AGM Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Adviser and its affiliates.
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

Cybersecurity Governance

AGM’s Board of Directors’ oversight of cybersecurity risk management is supported by the audit committee of AGM’s Board of Directors (“AGM Audit Committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. AGM’s Board of Directors, AGM Audit Committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on AGM’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from AGM’s risk management professionals, AGM's Chief Security Officer (“CSO”), the CISO, the AHL CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from AGM’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s Board of Directors and/or AGM Audit Committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or AGM Audit Committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from AHL’s CISO, at least annually.

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

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our Board, our audit committee regularly interacts with, and receives reports from, our management, the Adviser, AGM, and other service providers. The audit committee of our Board receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to AGM’s peers and third parties. Additionally, AGM and other service providers periodically report to management as it relates to our cybersecurity practices.

AGM’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our company, the Adviser, and evaluation of the adequacy of our cybersecurity program (as coordinated through the Adviser and AGM), including risk mitigation, compliance and controls.

Item 2. Properties

As of December 31, 2025, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

Management is not aware of any pending or threatened material litigation as of December 31, 2025.

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

Holders

As of March 11, 2026, there were 5 holders of record of our Common Shares.

Distributions

The following table presents distributions that were declared during the year ended December 31, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 17, 2025	March 17, 2025	April 11, 2025	$0.7509	$11,968
May 21, 2025	May 7, 2025	July 11, 2025	0.7874	12,575
August 20, 2025	August 6, 2025	October 14, 2025	0.7500	12,779
November 20, 2025	November 4, 2025	January 22, 2026	0.7200	12,292
			$3.0083	$49,614

The following table presents distributions that were declared during the year ended December 31, 2024:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
September 19, 2024	September 19, 2024	September 20, 2024	$1.0983	$15,879
November 13, 2024	November 12, 2024	December 12, 2024	0.8662	12,538
December 30, 2024	December 30, 2024	January 28, 2025	0.8825	13,169
			$2.8470	$41,586

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

MidCap Apollo Institutional Private Lending (the “Company, “we,” “us,” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we will elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in Capital Commitments, the Company called $293,587 prior to the Conversion Date. All Limited Owners funded Capital Commitments were converted into 12,145,597 Common Shares at the Conversion Date. Since the Conversion Date, and through December 31, 2025, we have raised approximately $121,290 in net proceeds from additional offerings of Common Shares.

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in millions)*	2025	2024
Investments made in portfolio companies	$232.4	$241.3
Investments sold	(1)	(8.1)
Net activity before repaid investments	231.3	233.3
Investments repaid	(185.5)	(104.4)
Net investment activity	$45.8	$128.8

Portfolio companies, at beginning of period	126	100
Number of investments in new portfolio companies	55	38
Number of exited companies	(38)	(12)
Portfolio companies at end of period	143	126

Number of investments in existing portfolio companies	36	1

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	100%	100%
Total secured debt	100%	100%
Unsecured debt	0%	0%
Common equity/interests and warrants	0%	0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.6%	10.7%
Secured debt portfolio (2)	9.6%	10.7%
Unsecured debt portfolio (2)	11.3%	11.3%
Total debt portfolio (2)	9.6%	10.7%
Total portfolio (3)	9.3%	10.5%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$925.1 million	$897.0 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$931.3 million	$900.5 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operations and through December 31, 2025, invested capital totaled $1,258.9 million in 193 portfolio companies.

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

As of December 31, 2025, $936.0 million or 99.3% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the years ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,
(in millions)*	2025	2024
Investment Income
Interest income	$94.6	$97.2
Dividend income	0.0	—
PIK interest income	3.2	2.5
Other income	0.6	1.1
Total investment income	$98.4	$100.8
Expenses
Management and performance-based incentive fees, net of amounts waived	$4.1	$—
Service fees	—	0.6
Interest and other debt expenses, net of reimbursements	38.8	42.2
Administrative services expense, net of reimbursements	2.0	1.4
Legal and other general and administrative expenses	2.9	5.0
Net Expenses	$47.7	$49.1
Net Investment Income	$50.7	$51.7
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(10.0)	$(3.2)
Net change in unrealized gains (losses)	(11.2)	(8.5)
Net Realized and Change in Unrealized Gains (Losses)	$(21.3)	$(11.7)
Net Increase in Net Assets Resulting from Operations	$29.4	$39.9

Net Investment Income on Per Average Share Basis (1)(2)	$3.10	$3.74
Earnings per share — basic (1)(2)	$1.80	$2.22

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

Total Investment Income

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

For the years ended December 31, 2025 and 2024, total investment income was $98.4 million and $100.8 million, respectively. The decline in total interest income was driven primarily by only modest growth in the income bearing investment portfolio and a reduction in the average yield of the total debt portfolio, which fell from 11.4% for the twelve months ended December 31, 2024 to 10.1% for the twelve months ended December 31, 2025.

Net Expenses

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

For the years ended December 31, 2025 and 2024, net expenses were $47.7 million and $49.1 million, respectively. The decline was driven primarily by lower interest expense resulting from an amendment to the AP Leaf Secured Credit Facility and a decrease in other general and administrative expenses due to relieved legal, valuation and tax accruals.The decrease was partially offset by higher management and performance-based incentive fees (net of waivers). The Adviser waived all management and incentive fees through March 15, 2025, and agreed to waive 50% of the management and incentive fee from March 15, 2025 through March 15, 2026. Legal, and other general and administrative expenses also decreased following a budget realignment based on actual results.

Net Realized Gains (Losses)

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

During the year ended December 31, 2025, we recognized gross realized gains of $0.0 million and gross realized losses of $10.0 million, resulting in net in realized losses of $10.0 million which was primarily driven by the write off of FEV Acquisition Corporation & restructure of LAV Gear Holdings INC. Significant realized gains (losses) for the year ended December 31, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
FEV Acquisition Corporation	$(7.5)
LAV Gear Holdings INC	(2.0)

During the year ended December 31, 2024, we recognized gross realized gains of $0.1 million and gross losses of $(3.3) million, including the impact of transferring unrealized to realized gains (losses), resulting in net realized losses of $(3.2) million which was primarily driven by the restructure of SEKO Global Logistics Network LLC due to financial underperformance. Significant realized gains (losses) for the year ended December 31, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
SEKO Global Logistics Network, LLC	$(3.2)

Net Change in Unrealized Gains (Losses)

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

During the year ended December 31, 2025, we recognized gross unrealized gains of $7.4 million and gross unrealized losses of $(18.6) million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $(11.2) million. Net change in unrealized gains (losses) for the year ended December 31, 2025 was primarily driven by the financial underperformance of Parcelshield Holdings LLC, SEKO Global Logistics Network LLC, Kauffman, and Veristat Group Inc. Significant changes in unrealized gains (losses) for the year ended December 31, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
FEV Acquisition	$4.7
Parcelshield Holdings LLC	(3.6)
SEKO Global Logistics Network, LLC	(2.8)
Kauffman	(2.6)
Veristat Group Inc.	(2.3)

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

(in millions)	Net Change in Unrealized Gain (Loss)
FEV Acquisition Corporation	$(4.7)
Congruex	(1.6)

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$560.8	$—	$—	$560.8	$—
Total Debt Obligations	$560.8	$—	$—	$560.8	$—

(1)
As of December 31, 2025, aggregate lender commitments under the Senior Secured Facility totaled $750 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2025 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2025. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the years ended December 31, 2025 and 2024, PIK income totaled $3.2 million and $2.5 million on total investment income of $98.4 million and $100.8 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the year ended December 31, 2025 for more information relating to our investment valuation.

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

As of December 31, 2025, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$19.6 million	$1.149
Up 100 basis points	13.1 million	0.765
Up 50 basis points	6.5 million	0.382
Down 50 basis points	(1.7) million	(0.097)
Down 100 basis points	(3.3) million	(0.194)
Down 150 basis points	(4.8) million	(0.283)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of MidCap Apollo Institutional Private Lending

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of MidCap Apollo Institutional Private Lending and subsidiaries (formally known as Middle Market Apollo Institutional Private Lending) (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for the years ended December 31, 2025, 2024 and the period from December 15, 2023 (Commencement Date) to December 31, 2023, financial highlights for the year ended December 31, 2025 and period from March 15, 2024 (Conversion Date) to December 31, 2024, and the related notes (collectively referred to as the ”financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, cash flows, and changes in net assets for the years ended December 31, 2025, 2024 and the period from December 15, 2023 (Commencement Date) to December 31, 2023, and the financial highlights for the year ended December 31, 2025 and period from March 15, 2024 (Conversion Date) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 12, 2026

We have served as the auditor of the Company since 2023.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $955,289 and $918,595, respectively)	$936,374	$909,845
Non-controlled/affiliated investments (cost $7,203 and $0, respectively)	6,422	—
Cash and cash equivalents	19,192	33,276
Foreign currencies (cost $1,249 and $711, respectively)	1,266	678
Receivable for investments sold	405	8,607
Interest receivable	4,676	5,399
Total assets	$968,335	$957,804

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $7,095 and $5,150 as of December 31, 2025 and December 31, 2024, respectively)	$553,694	$573,522
Payable for investments purchased	168	—
Management fees payable	508	—
Performance-based incentive fees payable	740	—
Distributions payable	12,292	13,169
Interest payable	2,614	3,256
Accrued administrative services expense payable	42	1,414
Unrealized depreciation on foreign currency forward contracts	55	—
Other liabilities and accrued expenses	1,468	1,916
Total liabilities	$571,581	$593,277
Commitments and contingencies (Note 8)
Total Net Assets	$396,754	$364,527

Net Assets (Note 6)
Common shares, $0.001 par value (Unlimited shares authorized; 17,072,253 shares issued and outstanding as of December 31, 2025 and 14,922,603 shares issued and outstanding as of December 31, 2024)	$17	$15
Capital in excess of par value	427,763	375,365
Accumulated under-distributed (over-distributed) earnings	(31,026)	(10,853)
Net Assets	$396,754	$364,527

Net Asset Value Per Share	$23.24	$24.43

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,		Period Ended December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$94,310	$97,165	$1,326
PIK interest income	3,181	2,487	—
Dividend income	2	—	—
Other income	637	1,101	—
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	281	—	—
Total Investment Income	$98,411	$100,753	$1,326
Operating Expenses
Interest and other debt expenses	$38,762	$42,191	$638
Service fees	—	553	38
Management fees	3,934	2,819	—
Performance-based incentive fees	6,364	4,966	—
Legal expenses	639	1,856	—
Administrative service expenses	1,964	1,420	—
Organization costs	—	—	470
Other general and administrative expenses	2,230	3,051	550
Total expenses	53,893	56,856	1,696
Management fees waived	(2,354)	(2,819)	—
Performance-based incentive fees waived	(3,833)	(4,966)	—
Net Expenses	$47,706	$49,071	$1,696
Net Investment Income	$50,705	$51,682	$(370)
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(9,900)	$(3,235)	$1,310
Foreign currency forward contracts	(125)	—	—
Foreign currency transactions	(7)	(18)	—
Net realized gains (losses)	$(10,032)	$(3,253)	$1,310
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(10,165)	(8,673)	(77)
Non-controlled/affiliated investments	(781)	—	—
Foreign currency forward contracts	(55)	(33)	—
Foreign currency translations	(231)	200	—
Net change in unrealized gains (losses)	(11,232)	(8,506)	(77)
Net Realized and Change in Unrealized Gains (Losses)	$(21,264)	$(11,759)	1,233
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,441	$39,923	$863

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except share and per share data)

	Year Ended December 31,		Period Ended December 31,
	2025	2024	2023
Operations
Net investment income	$50,705	$51,682	$(370)
Net realized gains (losses)	(10,032)	(3,253)	1,310
Net change in unrealized gains (losses)	(11,232)	(8,506)	(77)
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,441	$39,923	$863

Distributions to Shareholders
Distribution of net investment income	$(49,614)	$(41,586)	$—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(49,614)	$(41,586)	$—

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 6)	$50,000	$71,290	$293,587
Distributions reinvested	2,400	450	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$52,400	$71,740	$293,587

Net Assets
Net increase (decrease) in net assets during the period	$32,227	$70,077	$294,450
Net assets at beginning of period	364,527	294,450	—
Net Assets at End of Period	$396,754	$364,527	$294,450

Capital Share Activity
Shares issued during the period (Note 6)	2,050,616	14,905,385	—
Distributions reinvested	99,034	17,218	—
Shares issued and outstanding at beginning of period	14,922,603	—	—
Shares Issued and Outstanding at End of Period	17,072,253	14,922,603	—

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended December 31,		Period Ended December 31,
	2025	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$29,441	$39,923	$863
Net realized (gains) losses on investments	9,900	3,235	(1,310)
Net change in unrealized (gains) losses	11,232	8,506	77
PIK interest capitalized	(3,256)	(2,559)	—
Net accretion of discount and amortization of premium	(3,057)	(3,818)	(63)
Amortization of deferred financing costs	1,345	1,176	32
Purchases of investments	(232,375)	(241,311)	(785,461)
Proceeds from sale of investments and principal repayments	184,890	111,134	1,558
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	723	(4,137)	(1,262)
Decrease (increase) in receivable for investments sold	8,202	(7,049)	(1,558)
Increase (decrease) in payable for investments purchased	168	—	—
Increase (decrease) in management fees payable	508	—	—
Increase (decrease) in performance-based incentive fees payable	740	—	—
Increase (decrease) in distribution payable	—	13,169	—
Increase (decrease) in interest payable	(642)	2,650	606
Increase (decrease) in service fees payable	—	(38)	38
Increase (decrease) in accrued administrative services expense payable	(1,372)	1,414	—
Increase (decrease) in other liabilities and accrued expenses	(448)	660	1,256
Net Cash (Used in)/Provided by Operating Activities	$5,999	$(77,044)	$(785,224)

Financing Activities
Issuances of debt	$137,836	$170,872	$500,000
Payments of debt	(156,000)	(92,000)	—
Financing costs paid and deferred	(3,290)	(1,171)	(5,187)
Proceeds from issuance of common shares	50,000	71,290	293,587
Distributions paid	(48,093)	(41,136)	—
Net Cash (Used in)/Provided by Financing Activities	$(19,547)	$107,854	$788,400

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents during the period	$(13,548)	$30,810	$3,176
Effect of foreign exchange rate changes on cash and cash equivalents	52	(33)	—
Cash and cash equivalents at beginning of period	33,954	3,176	—
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$20,458	$33,954	$3,176

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$38,059	$38,365	$—
Reinvestment of distributions during the period	$2,400	$450	$—
PIK income	$3,181	$2,487	$—

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Aerospace & Defense
Beaufort
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	N/A	N/A	36,288 Shares	$49	$49	(9)(11)
	Common Equity - Stock	N/A	N/A	741 Shares	1	1	(9)(11)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/31/32	$4,243	4,179	4,179	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/31/32	—	(11)	(11)	(9)(11)(12)(13) (14)
					4,218	4,218
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	02/03/31	4,776	4,713	4,712	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	02/03/31	100	99	99	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	02/03/31	20	19	19	(9)(13)(14)(17)
Sperry Parent Holdings, L.P.	Common Equity - Stock	N/A	N/A	494 Shares	49	48	(6)(9)(15)
					4,880	4,878
		Total Aerospace & Defense			$9,098	$9,096
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/01/29	$7,820	$7,659	$7,820	(9)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	05/01/29	2,488	2,465	2,488	(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/01/29	998	988	988	(9)(17)
					11,112	11,296
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	S+700 PIK, 1.00% Floor	05/27/30	1,965	1,965	1,917	(9)(17)
	First Lien Secured Debt - Term Loan	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	111	111	111	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	—	—	—	(9)(13)(14)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,736	—	(6)(9)(15)
					4,812	2,028
		Total Air Freight & Logistics			$15,924	$13,324

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	11/05/26	$7,719	$7,683	$7,692	(17)
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	34	18	(6)(9)(15)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/30	4,752	4,692	4,598	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/30	50	49	47	(9)(13)(14)(17)
					4,774	4,660
		Total Automobile Components			$12,457	$12,352
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	03/17/31	$3,525	$3,478	$3,473	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	03/17/31	193	174	171	(9)(13)(14)(17)
	Common Equity - Stock	N/A	N/A	553 Shares	50	50	(6)(9)(15)
		Total Beverages			$3,702	$3,694
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Delayed Draw	S+650, 2.00% Floor	10/04/28	$2,469	$2,424	$2,419	(9)(17)
Omnimax International, LLC
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/06/30	11,232	11,027	11,020	(9)(17)(18)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/06/30	99	98	97	(9)(18)
					11,125	11,117
		Total Building Products			$13,549	$13,536
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+500, 4.50% Floor	08/19/29	$7,326	$7,213	$7,125	(9)(11)(16)
	First Lien Secured Debt - Revolver	S+510, 2.50% Floor	08/19/29	15	15	13	(9)(11)(13)(14) (16)
					7,228	7,138

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/03/30	4,752	4,673	4,609	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/03/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/03/30	42	41	39	(9)(13)(14)(17)
					4,713	4,645
Universal Fiber Systems
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	09/30/28	5,727	5,685	5,494	(17)
		Total Chemicals			$17,626	$17,277
Commercial Services & Supplies
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	07/10/31	$9,073	$8,978	$9,028	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	07/10/31	100	95	95	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	07/10/31	3	2	3	(9)(13)(14)(17)
					9,075	9,126
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/21/32	1,575	1,560	1,559	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/21/32	—	(3)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	P+375, 0.75% Floor	10/21/32	100	97	97	(9)(13)(14)(21)
					1,654	1,653
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	07/24/27	7,850	7,815	7,747	(17)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	S+250 Cash plus 3.43% PIK, 1.00% Floor	07/31/29	4,293	4,167	4,068	(16)
	Common Equity - Stock	N/A	N/A	18,105 Shares	2,815	2,444	(6)(15)
					6,982	6,512
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/02/28	7,817	7,757	7,765	(17)
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/09/30	4,716	4,638	4,657	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/09/30	100	98	99	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/09/30	—	(2)	(1)	(9)(12)(13)(14)
					4,734	4,755

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/22/27	7,817	7,454	7,343	(17)
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/01/30	2,025	2,001	2,010	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/01/30	—	—	—	(9)(13)(14)
					2,001	2,010
		Total Commercial Services & Supplies			$47,472	$46,911
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/02/31	$4,776	$4,714	$4,788	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	01/02/31	64	63	64	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	01/02/31	17	15	17	(9)(13)(14)(17)
					4,792	4,869
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	07/24/30	10,138	9,984	10,037	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/24/30	374	370	368	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	07/24/30	84	82	82	(9)(13)(14)(17)
					10,436	10,487
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	03/11/27	7,495	7,452	7,478	(17)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	06/06/30	1,785	1,757	1,763	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	06/06/30	25	24	24	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	06/06/30	—	(1)	(1)	(9)(12)(13)(14)
					1,780	1,786
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	02/13/32	896	879	889	(9)(17)
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	01/16/26	7,930	7,930	7,921	(17)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/30	6,528	6,450	6,487	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/30	99	87	84	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/30	—	(10)	(7)	(9)(12)(13)(14)
					6,527	6,564
		Total Construction & Engineering			$39,796	$39,994

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/20/30	$7,782	$7,660	$7,626	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	09/20/30	20	19	18	(9)(13)(14)(17)
					7,679	7,644
Turkey Hill
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	01/31/28	8,389	8,381	8,263	(9)(17)
		Total Consumer Staples Distribution & Retail			$16,060	$15,907
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/22/31	$6,386	$6,294	$6,291	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/22/31	—	(16)	(16)	(9)(12)(13)(14)
					6,278	6,275
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/03/32	9,751	9,619	9,678	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/03/32	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/03/32	—	(1)	(1)	(9)(12)(13)(14)
					9,617	9,676
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/24/31	2,902	2,870	2,873	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	03/24/31	750	742	743	(9)(17)
	First Lien Secured Debt - Revolver	S+375, 0.75% Floor	03/24/31	846	831	829	(9)(13)(14)(17)
					4,443	4,445
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/20/29	9,678	9,566	9,605	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/20/29	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/20/29	—	(1)	(1)	(9)(12)(13)(14)
					9,564	9,603
		Total Containers & Packaging			$29,902	$29,999
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+615, 1.00% Floor	06/16/27	$9,343	$9,269	$9,283	(9)(13)(14)(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Go Car Wash
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	06/30/28	7,816	7,767	7,651	(9)(17)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/07/30	3,367	3,324	3,334	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/07/30	12	12	12	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/07/30	—	(1)	—	(9)(13)(14)
					3,335	3,346
Mariani
CI (MG) Group, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	03/27/30	4,720	4,658	4,656	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	03/27/30	1,168	1,147	1,139	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	03/27/30	294	287	287	(9)(13)(14)(17)
					6,092	6,082
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/23/27	7,878	7,773	7,878	(17)
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	06/24/29	10,106	9,956	9,954	(9)(16)
	First Lien Secured Debt - Revolver	P+000, 2.50% Floor	06/24/29	4	3	3	(9)(13)(14)(21)
					9,959	9,957
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/29	4,752	4,714	4,704	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/29	2,472	2,447	2,445	(9)(13)(14)(16) (17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/29	—	(1)	(1)	(9)(12)(13)(14)
					7,160	7,148
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	07/01/30	6,705	6,611	6,588	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	07/01/30	1,060	1,039	1,023	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	07/01/30	—	(1)	(1)	(9)(12)(13)(14)
					7,649	7,610
		Total Diversified Consumer Services			$59,006	$58,955

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	07/30/31		£5,985	$7,815	$7,946	(9)(11)(24)
	First Lien Secured Debt - Revolver	SONIA+500, 0.00% Floor	07/30/31		£—	(28)	(30)	(9)(11)(12)(13) (14)
						7,787	7,916
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/28/29		10,200	10,081	10,149	(9)(17)
Kauffman
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.27%	09/30/26		8,926	8,408	5,410	(5)(9)
		Total Electrical Equipment				$26,276	$23,475
Electronic Equipment, Instruments & Compone
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	01/10/29		$7,818	$7,716	$7,652	(17)
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	8,690	6,225	6,268	(9)(11)(20)
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	07/22/30		988	973	978	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	63	45	45	(9)(11)(13)(14) (20)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	07/22/30		—	(12)	(23)	(9)(11)(12)(13) (14)
	First Lien Secured Debt - Revolver	CORRA+450, 0.75% Floor	07/22/30	C$	—	(3)	(2)	(9)(11)(12)(13) (14)
						7,228	7,266
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	12/01/27		7,817	7,777	7,807	(16)
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/18/30		9,490	9,377	9,394	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/18/30		—	(1)	(1)	(9)(12)(13)(14)
						9,376	9,393
		Total Electronic Equipment, Instruments & Components				$32,097	$32,118
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	07/01/27		$7,282	$7,282	$7,246	(9)(17)
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	07/23/29		4,780	4,707	4,685	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	07/23/29		65	64	63	(9)(11)(13)(14) (17)
						4,771	4,748
		Total Entertainment				$12,053	$11,994

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+195 Cash plus 5.45% PIK, 1.00% Floor	01/21/27	$8,122	$8,106	$7,960	(9)(17)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/04/30	9,678	9,678	9,631	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/04/30	99	99	99	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/04/30	—	—	—	(9)(13)(14)
					9,777	9,730
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/31/31	4,888	4,844	4,839	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/31/31	—	(1)	(1)	(9)(12)(13)(14)
					4,843	4,838
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	10/02/28	7,834	7,813	7,800	(17)
		Total Financial Services			$30,539	$30,328
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/10/31	$5,455	$5,404	$5,469	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/10/31	—	(4)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/10/31	—	(10)	—	(9)(13)(14)
					5,390	5,469
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+665, 1.00% Floor	07/30/27	7,816	7,664	7,680	(9)(17)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+115 Cash plus 5.25% PIK, 1.00% Floor	12/29/28	7,817	7,756	7,523	(16)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/17/27	7,795	7,743	7,614	(17)
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/15/31	2,083	2,052	2,052	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/15/31	—	(6)	(6)	(9)(12)(13)(14)
	Common Equity - Stock	N/A	N/A	100,000 Shares	100	100	(9)(15)
					2,146	2,146
		Total Food Products			$30,699	$30,432

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Ground Transportation
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/03/26	$7,621	$7,608	$7,526	(9)(17)
		Total Ground Transportation			$7,608	$7,526
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	03/08/28	$7,818	$7,685	$7,461	(17)
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	09/08/26	10,305	10,251	10,214	(9)(17)
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/01/27	2,494	2,469	2,469	(9)(17)
Dragonfly Health, Inc (fka StateServ Acquis
Dragonfly Health, Inc	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	11/19/30	7,817	7,740	7,768	(17)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/26/28	7,837	7,791	7,837	(9)(17)
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	01/07/31	4,665	4,604	4,554	(9)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	01/07/31	€95	98	109	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	01/07/31	—	(1)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	01/07/31	—	(1)	(2)	(9)(12)(13)(14)
					4,700	4,659
Project Titan
Titan Luxco I SARL	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/12/32	3,022	2,994	2,992	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	06/12/32	€589	675	685	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/12/32	—	(4)	(8)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/12/31	183	180	179	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	06/12/31	€65	63	63	(9)(13)(14)(22)
					3,908	3,911
		Total Health Care Equipment & Supplies			$44,544	$44,319
Health Care Providers & Services
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/05/29	$9,817	$9,771	$9,717	(9)(17)
EyeSouth
SCP Eye Care Services, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/05/29	7,819	7,629	7,628	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/22/27	7,857	7,811	7,531	(16)
KureSmart
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/30/30	6,727	6,726	6,724	(9)(17)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	03/01/29	7,819	7,687	7,760	(9)(17)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	S+100 Cash plus 5.75% PIK, 1.00% Floor	01/12/28	8,116	8,020	7,933	(9)(17)
	First Lien Secured Debt - Term Loan	S+650 PIK, 1% Floor	01/12/28	417	412	417	(9)(17)
					8,432	8,350
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/29/30	7,817	7,812	7,801	(17)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/18/30	7,683	7,565	7,568	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	04/18/30	115	113	113	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	04/18/30	—	(1)	(1)	(9)(12)(13)(14)
					7,677	7,680
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	08/02/27	7,813	7,747	7,759	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/02/27	—	(16)	(14)	(9)(12)(13)(14)
					7,731	7,745
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/12/32	1,713	1,696	1,696	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/12/32	—	(2)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/12/32	—	(3)	(3)	(9)(12)(13)(14)
					1,691	1,691
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/04/29	7,820	7,766	7,780	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/04/29	820	810	814	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	05/04/29	—	(6)	(3)	(9)(12)(13)(14)
					8,570	8,591
Thomas Scientific
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+340 Cash plus 4.50% PIK, 1.00% Floor	12/14/27	8,386	8,316	8,098	(9)(17)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/28	7,439	7,355	7,049	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	03/27/28	7,936	7,868	7,816	(17)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+460 Cash plus 2.50% PIK, 1.00% Floor	09/30/27	8,231	8,167	7,578	(17)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	10.50%	03/31/27	8,127	7,798	4,729	(5)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	03/09/27	7,817	7,729	7,720	(17)
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	12/03/31	3,222	3,190	3,190	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	12/03/31	—	(4)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	12/03/31	—	(9)	(9)	(9)(12)(13)(14)
Xanitos TopCo, LLC	Common Equity - Membership Interest	N/A	N/A	100,000 Shares	100	100	(9)(15)
					3,277	3,277
		Total Health Care Providers & Services			$132,047	$127,485
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	08/12/32	$6,429	$6,367	$6,364	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	08/12/32	—	(10)	(11)	(9)(12)(13)(14)
					6,357	6,353
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/30/32	2,059	2,049	2,049	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/30/32	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	09/30/32	—	(1)	(1)	(9)(12)(13)(14)
					2,047	2,047
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/09/32	2,124	2,095	2,103	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	06/09/32	—	(2)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/09/32	—	(2)	(2)	(9)(12)(13)(14)
					2,091	2,099
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	9.32%	09/30/27	7,763	7,440	3,885	(5)
		Total Health Care Technology			$17,935	$14,384

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Hotels, Restaurants & Leisure
American West
AWRG Borrower LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/18/30	$5,543	$5,543	$5,343	(17)(25)
AWRG Parent LLC	Common Equity - Stock	N/A	N/A	807,101 Shares	1,659	1,079	(6)(15)(25)
					7,202	6,422
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	05/05/32	2,303	2,282	2,280	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	05/05/32	—	(2)	(2)	(9)(12)(13)(14)
					2,280	2,278
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	04/03/28	7,693	7,626	7,155	(9)(16)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	08/16/26	6,946	6,910	6,650	(9)(16)
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/02/30	8,800	8,693	8,602	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/02/30	47	46	45	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/02/30	23	22	21	(9)(13)(14)(17)
					8,761	8,668
		Total Hotels, Restaurants & Leisure			$32,779	$31,173
Household Products
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	08/14/28	$7,818	$7,721	$7,740	(9)(17)
		Total Household Products			$7,721	$7,740
Insurance
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/29/28	$7,816	$7,724	$7,777	(9)(17)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/27	7,817	7,760	7,794	(17)
		Total Insurance			$15,484	$15,571

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
IT Services
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	07/18/29	$9,776	$9,647	$9,487	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	07/18/29	72	70	69	(9)(13)(14)(17)
					9,717	9,556
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/06/30	9,776	9,657	9,703	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/06/30	67	65	66	(9)(13)(14)(17)
					9,722	9,769
		Total IT Services			$19,439	$19,325
Leisure Products
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/12/27	$7,817	$7,768	$7,700	(9)(11)(17)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Delayed Draw	S+640, 1.00% Floor	10/04/27	5,341	5,202	5,194	(17)
		Total Leisure Products			$12,970	$12,894
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	02/26/27	$7,938	$7,884	$7,853	(17)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/01/31	2,653	2,617	2,640	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	05/01/31	—	(11)	(8)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	05/01/31	—	(9)	(3)	(9)(12)(13)(14)
					2,597	2,629
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/30/32	5,597	5,517	5,555	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/30/32	—	(7)	(8)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/30/32	115	103	108	(9)(13)(14)(17)
					5,613	5,655
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	03/31/32	6,153	6,067	6,061	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	03/31/32	347	331	328	(9)(13)(14)(17)
					6,398	6,389

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/09/27	7,817	7,736	7,682	(16)
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/16/31	2,724	2,693	2,690	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/16/31	65	55	43	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	P+375, 1.00% Floor	05/16/31	48	42	42	(9)(13)(14)(21)
					2,790	2,775
		Total Machinery			$33,018	$32,983
Media
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/30/26	$7,815	$7,744	$7,776	(9)(17)
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	08/07/29	4,863	4,782	4,767	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	08/07/29	36	34	34	(9)(13)(14)(17)
					4,816	4,801
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/26	7,815	7,745	7,702	(17)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/15/28	6,684	6,519	6,335	(17)
		Total Media			$26,824	$26,614
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 1.50% Floor	05/03/29	$8,470	$8,326	$6,814	(4)(9)(17)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	04/29/30	7,820	7,657	7,663	(9)(17)
		Total Multi-Utilities			$15,983	$14,477
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/04/31	$7,444	$7,345	$7,294	(9)(17)
		Total Paper & Forest Products			$7,345	$7,294

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	04/02/29	$7,818	$7,714	$7,706	(17)
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/01/28	8,963	8,926	8,918	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/01/28	—	(2)	(3)	(9)(12)(13)(14)
					8,924	8,915
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+500 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	8,844	8,796	8,394	(9)(17)
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/03/32	9,375	9,261	9,281	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/03/32	125	119	119	(9)(13)(14)(17)
					9,380	9,400
		Total Personal Care Products			$34,814	$34,415
Pharmaceuticals
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	07/18/30	$8,690	$8,550	$8,256	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	07/18/30	—	(1)	(5)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	P+400, 1.00% Floor	07/18/30	100	98	95	(9)(14)(21)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	—	(6)(9)(15)
	Unsecured Debt - Promissory Note	11.34%	07/11/30	19	19	—	(9)
					8,765	8,346
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	02/13/32	7,363	7,263	7,278	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	02/13/32	14	13	13	(9)(13)(14)(17)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	50 Shares	50	53	(9)(15)(6)
					7,326	7,344
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	9,749	9,585	9,457	(9)(11)(18)
	First Lien Secured Debt - Term Loan	E+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	€98	107	112	(9)(11)(23)
	First Lien Secured Debt - Delayed Draw	SONIA+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	£—	—	(4)	(9)(11)(12)(13) (14)
					9,692	9,565

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	04/04/29		7,820	7,780	7,820	(9)(17)
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/06/31		9,801	9,634	9,482	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/06/31		54	53	51	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	CORRA+525, 1.00% Floor	08/06/31	C$	—	—	(1)	(9)(12)(13)(14)
						9,687	9,532
		Total Pharmaceuticals				$43,250	$42,607
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	07/01/30		$2,793	$2,765	$2,751	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	07/01/30		—	(11)	(33)	(9)(12)(13)(14)
						2,754	2,718
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/12/31		4,193	4,137	4,130	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	03/12/31		—	(10)	(12)	(9)(12)(13)(14)
						4,127	4,118
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	12/08/31		3,404	3,371	3,370	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	12/08/31		—	(5)	(5)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	12/08/31		—	(5)	(5)	(9)(12)(13)(14)
						3,361	3,360
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	04/07/29		7,739	7,619	7,642	(9)(17)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/15/31		3,501	3,469	3,466	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	04/15/31		91	86	80	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	04/15/31		—	(3)	(4)	(9)(12)(13)(14)
						3,552	3,542

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/20/31	4,752	4,710	4,704	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/20/31	—	—	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/30	14	13	13	(9)(13)(14)(17)
					4,723	4,716
		Total Professional Services			$26,136	$26,096
Software
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/17/31	$4,863	$4,800	$4,863	(9)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/17/31	—	(1)	—	(9)(13)(14)
					4,799	4,863
CM Acquisitions Holdings Inc. (fka Sisterco
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	01/28/28	6,668	6,654	6,633	(17)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	06/24/27	10,015	9,952	9,930	(9)(17)
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	03/18/32	3,380	3,349	3,380	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	03/18/32	—	(5)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	03/18/32	—	(4)	—	(9)(13)(14)
					3,340	3,380
Litify
Litify LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	02/02/29	4,000	3,930	3,920	(17)(9)
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	02/20/30	4,776	4,694	4,728	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	02/20/30	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	02/20/30	—	(2)	(1)	(9)(12)(13)(14)
					4,691	4,726
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/30	9,702	9,578	9,566	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/30	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/30	—	(1)	(1)	(9)(12)(13)(14)
					9,576	9,564
		Total Software			$42,942	$43,016

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/14/29	$9,799	$9,686	$9,701	(17)(9)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/14/29	37	36	36	(17)(9)(13)(14)
		Total Specialty Retail			$9,722	$9,737
Trading Companies & Distributors
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	12/30/32	$4,357	$4,292	$4,292	(17)(9)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/32	236	226	226	(17)(9)(13)(14)
					4,518	4,518
MacQueen Equipment
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	01/07/28	7,788	7,758	7,781	(16)
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	S+475, 1.75% Floor	10/01/31	1,937	1,913	1,912	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+475, 1.75% Floor	10/01/31	—	(2)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.75% Floor	10/01/31	—	(3)	(3)	(9)(12)(13)(14)
					1,908	1,907
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/07/31	9,678	9,554	9,581	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	08/07/31	99	98	98	(17)(9)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/07/31	18	17	17	(17)(9)(13)(14)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	53	(6)(9)(15)
					9,699	9,749
		Total Trading Companies & Distributors			$23,883	$23,955
Transportation Infrastructure
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/09/29	$3,743	$3,702	$3,743	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	05/09/29	146	144	146	(17)(9)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	05/09/29	27	25	27	(17)(9)(13)(14)
		Total Transportation Infrastructure			$3,871	$3,916
Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	08/09/27	$8,000	$7,921	$7,877	(17)
		Total Wireless Telecommunication Services			$7,921	$7,877
Total Investments					$962,492	$942,796	(2)(7)

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	3/18/2026	$2,898	C$	3,979	Note 4
Foreign currency forward contract	3/18/2026	996		€850	Note 4
Foreign currency forward contract	3/18/2026	3,518		£2,640	Note 4

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(1)
Fair value is determined in good faith subject to the oversight of the board of trustees of the Company (the "Board") (see Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD ("$") unless otherwise noted, British Pound (“£”), Canadian Dollar (“C$”), European Euro (“€”). Par amount represents funded commitments. See Note 14 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the SEC permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(11)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 5.0% of the total assets of the Company.
(12)
The negative fair value is the result of the commitment being valued below par.
(13)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(14)
As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Packaging Intermediateco, LLC	$1,098	$—	$—	$1,098
AGDATA Midco, LLC	2,207	—	—	2,207
AMI Buyer, Inc.	100	—	—	100
Accelevation LLC	136	17	—	119
American Restoration Holdings, LLC	428	84	—	344
Amylu Borrower Sub, LLC	2,031	—	—	2,031
Arcadia Solutions, Inc.	1,071	—	—	1,071
Aspen Aerogels, Inc.	100	15	—	85
Bingo Group Buyer, Inc.	916	3	—	913
Brush Group Bidco Limited*	2,022	—	—	2,022
Bullcave Limited	100	67	—	33
CARDS-Live Oak Holdings, Inc.	925	100	—	825
CI (MG) GROUP, LLC	1,565	294	—	1,271
CRS Holdings, Inc.	75	—	8	67
Chronicle Parent LLC	1,390	—	—	1,390
Club Car Wash Operating, LLC	1,200	—	—	1,200
Club Champion LLC	100	37	—	63
Cool Buyer, Inc.	199	50	—	149
Crumbl Enterprises LLC	185	—	—	185
DCM Parent, LLC	775	—	—	775
DRS Holdings III, Inc.	570	—	—	570
DecisionHR Holdings, Inc.	1,596	—	—	1,596
Distinct Holdings Inc	100	72	—	28
Eagle U.S. Purchaser, Inc.	707	—	—	707
F&M Buyer LLC	1,620	—	—	1,620
Flow Control Intermediate Holdings 2.0, LLC	2,333	—	—	2,333
Four Winds Interactive LLC	199	—	—	199
GAT-Airline Ground Support Inc	154	27	5	122
GC Waves Holdings, Inc.	100	—	—	100
HALO Buyer, Inc	100	36	—	64
IOTA HOLDINGS 3	1,316	347	2	967
Ideal Components Acquisition, LLC	1,889	115	—	1,775
Justin's LLC	417	—	—	417
Lindstrom, LLC	643	236	—	407
Lotus Topco Inc.	88	—	—	88
Lunar Buyer, LLC	200	42	—	158
MRO Parent Corporation	370	—	—	370
Merative L.P.	441	—	—	441
NCP-MSI Buyer	1,333	846	—	488
NPPI Buyer, LLC	200	—	—	200
Natus Sensory, Inc.	200	—	—	200
Orion Buyer, LLC	200	100	—	100
PMA Parent Holdings, LLC	100	—	—	100
Pace Health Companies, LLC	2,000	—	—	2,000

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Pai Middle Tier, LLC	100	14	—	86
Patriot MCN Buyer Corp.	563	—	—	563
Pavement Preservation Acquisition, LLC	100	—	—	100
Protein For Pets Opco, LLC	100	20	—	80
Pure Upper Holdco LLC	1,778	—	—	1,778
Rarebreed Veterinary Partners, Inc.	109	—	1	109
Regis Corporation	100	4	20	76
Relevant Industrial, LLC	2,196	48	—	2,149
Ronnoco Holdings, Inc.	1,448	193	—	1,255
SEKO Global Logistics Network, LLC	62	—	—	62
Saffron Bidco Ltd*	135	—	—	135
Silk Holdings III Corp.	625	125	—	500
Sperry Acquisition, LLC	100	20	—	80
TCW Midco LLC	393	—	—	393
TS Investors, LLC	1,178	—	—	1,178
Tarrytown Acquisition Holdings, LLC	787	—	—	787
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	14	—	186
Titan Luxco I SARL	1,389	248	—	1,141
Total Power Limited	2,308	—	—	2,308
Total Power Limited*	240	—	7	233
Traffic Management Solutions, LLC	3,225	—	—	3,225
Trillium Health Care Products Inc.	68	54	—	15
Trillium Health Care Products Inc.*	33	—	—	33
Ultra Clean Holdco LLC	1,121	—	—	1,121
Uniguest Holdings, Inc	200	—	—	200
Vixxo Corporation	50	—	—	50
Vybond Buyer, LLC	200	—	—	200
WC ORS Buyer, Inc.	100	18	—	82
WH BorrowerCo, LLC	153	23	—	130
WildBrain Ltd.	100	65	—	35
Total Commitments	52,763	3,332	43	49,388

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2025 exchange rate.

** For all letters of credit issued and outstanding on December 31, 2025, $35 will expire in 2026 and $8 will expire in 2030.

(15)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $3,924 or 1.0% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
AWRG Parent LLC	Common Equity - Stock	6/18/2025
AWRG Parent LLC	Common Equity - Stock	6/18/2025
Eagle Aggregator Ltd	Common Equity - Stock	12/31/2025
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	12/31/2025
Justin's LLC	Common Equity - Stock	12/15/2025
LAV Gear Holdings, inc (d/b/a 4Wall Entertainment, Inc.)	Common Equity - Stock	7/31/2025
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
Ronnoco Holdings, Inc.	Common Equity - Stock	3/17/2025
Ronnoco Holdings, Inc.	Common Equity - Stock	4/1/2025
Sperry Parent Holdings, L.P.	Common Equity - Stock	2/3/2025
Xanitos TopCo, LLC	Common Equity - Membership Interest	12/3/2025

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(16)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2025 was 3.65%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2025 was 3.57%.
(19)
The interest rate on these loans is subject to 12 months SOFR, which as of December 31, 2025 was 3.42%.
(20)
The interest rate on these loans is subject to 1 month CORRA, which as of December 31, 2025 was 2.26%.
(21)
The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(22)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2025 was 2.03%
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2025 was 2.11%.
(24)
The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(25)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and December 31, 2025 along with transactions during the year ended December 31, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at Year ended December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
AWRG Borrower LLC, Term Loan	$—	$5,557	$(14)	$(200)	$5,343	$—	$—
AWRG Parent LLC, Stock	—	1,660	—	(581)	1,079	—	—
	$—	$7,217	$(14)	$(781)	$6,422	$—	$—
•
Gross additions include increases in the basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(26)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$8,999	$—	$99	$9,098
Air Freight & Logistics	13,188	—	2,736	15,924
Automobile Components	12,423	—	34	12,457
Beverages	3,652	—	50	3,702
Building Products	13,549	—	—	13,549
Chemicals	17,626	—	—	17,626
Commercial Services & Supplies	44,657	—	2,815	47,472
Construction & Engineering	39,796	—	—	39,796
Consumer Staples Distribution & Retail	16,060	—	—	16,060
Containers & Packaging	29,902	—	—	29,902
Diversified Consumer Services	59,006	—	—	59,006
Electrical Equipment	26,276	—	—	26,276
Electronic Equipment, Instruments & Components	32,097	—	—	32,097
Entertainment	12,053	—	—	12,053
Financial Services	30,539	—	—	30,539
Food Products	30,599	—	100	30,699
Ground Transportation	7,608	—	—	7,608
Health Care Equipment & Supplies	44,544	—	—	44,544
Health Care Providers & Services	131,947	—	100	132,047
Health Care Technology	17,935	—	—	17,935
Hotels, Restaurants & Leisure	25,576	—	—	25,576
Household Products	7,721	—	—	7,721
Insurance	15,484	—	—	15,484
IT Services	19,439	—	—	19,439
Leisure Products	12,970	—	—	12,970
Machinery	33,018	—	—	33,018
Media	26,824	—	—	26,824
Multi-Utilities	15,983	—	—	15,983
Paper & Forest Products	7,345	—	—	7,345
Personal Care Products	34,814	—	—	34,814
Pharmaceuticals	43,082	19	149	43,250
Professional Services	26,136	—	—	26,136
Software	42,942	—	—	42,942
Specialty Retail	9,722	—	—	9,722
Trading Companies & Distributors	23,853	—	30	23,883
Transportation Infrastructure	3,871	—	—	3,871
Wireless Telecommunication Services	7,921	—	—	7,921
Total Non-Controlled / Non-Affiliated Investments	$949,157	$19	$6,113	$955,289
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,544	—	1,659	7,203
Total Non-Controlled / Affiliated Investments	$5,544	$—	$1,659	$7,203
Total	$954,701	$19	$7,772	$962,492

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(27)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$8,998	$—	$98	$9,096	2.3%
Air Freight & Logistics	13,324	—	—	13,324	3.4%
Automobile Components	12,334	—	18	12,352	3.1%
Beverages	3,644	—	50	3,694	0.9%
Building Products	13,536	—	—	13,536	3.4%
Chemicals	17,277	—	—	17,277	4.4%
Commercial Services & Supplies	44,467	—	2,444	46,911	11.8%
Construction & Engineering	39,994	—	—	39,994	10.1%
Consumer Staples Distribution & Retail	15,907	—	—	15,907	4.0%
Containers & Packaging	29,999	—	—	29,999	7.6%
Diversified Consumer Services	58,955	—	—	58,955	14.9%
Electrical Equipment	23,475	—	—	23,475	5.9%
Electronic Equipment, Instruments & Components	32,118	—	—	32,118	8.1%
Entertainment	11,994	—	—	11,994	3.0%
Financial Services	30,328	—	—	30,328	7.6%
Food Products	30,332	—	100	30,432	7.7%
Ground Transportation	7,526	—	—	7,526	1.9%
Health Care Equipment & Supplies	44,319	—	—	44,319	11.2%
Health Care Providers & Services	127,385	—	100	127,485	32.2%
Health Care Technology	14,384	—	—	14,384	3.6%
Hotels, Restaurants & Leisure	24,751	—	—	24,751	6.2%
Household Products	7,740	—	—	7,740	2.0%
Insurance	15,571	—	—	15,571	3.9%
IT Services	19,325	—	—	19,325	4.9%
Leisure Products	12,894	—	—	12,894	3.2%
Machinery	32,983	—	—	32,983	8.3%
Media	26,614	—	—	26,614	6.7%
Multi-Utilities	14,477	—	—	14,477	3.6%
Paper & Forest Products	7,294	—	—	7,294	1.8%
Personal Care Products	34,415	—	—	34,415	8.7%
Pharmaceuticals	42,554	—	53	42,607	10.7%
Professional Services	26,096	—	—	26,096	6.6%
Software	43,016	—	—	43,016	10.8%
Specialty Retail	9,737	—	—	9,737	2.5%
Trading Companies & Distributors	23,902	—	53	23,955	6.0%
Transportation Infrastructure	3,916	—	—	3,916	1.0%
Wireless Telecommunication Services	7,877	—	—	7,877	2.0%
Total Non-Controlled / Non-Affiliated Investments	$933,458	$—	$2,916	$936,374	236.0%
% of Net Assets	235.3%	0.0%	0.7%	236.0%
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,343	—	1,079	6,422	1.6%
Total Non-Controlled / Affiliated Investments	$5,343	$—	$1,079	$6,422	1.6%
% of Net Assets	1.3%	0.0%	0.3%	1.6%
Total	$938,801	$—	$3,995	$942,796	237.6%
% of Net Assets	236.6%	0.0%	1.0%	237.6%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Health Care Providers & Services	13.5%
Diversified Consumer Services	6.3%
Commercial Services & Supplies	5.0%
Health Care Equipment & Supplies	4.7%
Software	4.6%
Pharmaceuticals	4.5%
Construction & Engineering	4.2%
Personal Care Products	3.7%
Machinery	3.5%
Electronic Equipment, Instruments & Components	3.4%
Hotels, Restaurants & Leisure	3.3%
Food Products	3.2%
Financial Services	3.2%
Containers & Packaging	3.2%
Media	2.8%
Professional Services	2.8%
Trading Companies & Distributors	2.5%
Electrical Equipment	2.5%
IT Services	2.0%
Chemicals	1.8%
Consumer Staples Distribution & Retail	1.7%
Insurance	1.7%
Multi-Utilities	1.5%
Health Care Technology	1.5%
Building Products	1.4%
Air Freight & Logistics	1.4%
Leisure Products	1.4%
Automobile Components	1.3%
Entertainment	1.3%
Specialty Retail	1.0%
Aerospace & Defense	1.0%
Wireless Telecommunication Services	0.8%
Household Products	0.8%
Ground Transportation	0.8%
Paper & Forest Products	0.8%
Transportation Infrastructure	0.4%
Beverages	0.4%
100.0%

Geographic Region	December 31, 2025
United States	94.6%
United Kingdom	2.7%
Canada	2.3%
Luxembourg	0.4%

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
(15)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the SEC permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included.

Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. All intercompany balances and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2025, the Company's consolidated subsidiaries were AP Leaf, LLC (“AP Leaf”) and MAIPL Lender, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of December 31, 2025 and 2024 was $19,192 and $33,276, respectively.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a payable for investments purchased and a receivable for investments sold, respectively, in the Consolidated Statements of Assets and Liabilities.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of December 31, 2025, the Company held certain foreign currency forward contracts with a fair market value of $(55). The Company did not hold any derivatives as of December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2025, the Company was taxed as a RIC for U.S. federal income tax purposes.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Segment Reporting

The Company has adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

Income Taxes

The Company has adopted FASB Accounting Standards Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024, and early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption ASU 2024-03 to have a material impact on its year-end financial statements.

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

On March 12, 2026, the Board renewed the Advisory Agreement. Unless earlier terminated as described below, the Advisory Agreement will remain in effect until March 12, 2027, and may be extended subject to required approvals. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Base Management Fee

The management fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.00% of the Company's net assets as of the beginning of the first business day of the applicable month. For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar quarter in which the Company has operations, net assets was measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter. The Adviser waived the management fee through March 15, 2025 and waived 50% of the management fee from March 15, 2025 to March 15, 2026.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Both components of the incentive fee calculations are for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser waived the incentive fee through March 15, 2025 and waived 50% of the incentive fee from March 15, 2025 to March 15, 2026.

For the years ended December 31, 2025 and 2024 and the period from December 15, 2023 to December 31, 2023(the "Period Ended December 31, 2023") the Company recognized $3,934, $2,819 and $—, respectively, of management fees, and $6,364, $4,966 and $—, respectively, of performance-based incentive fees before impact of waived fees. For the years ended December 31, 2025, 2024 and 2023, $2,354, $2,819 and $—, respectively, of management fees, were waived and $3,833, $4,966 and $—, respectively, of performance-based incentive fees were waived.

As of December 31, 2025, management and performance-based incentive fees payable were $508 and $740, respectively. As of December 31, 2024, there were no amounts payable to the Advisor relating to management fees or incentive fees.

Administration Agreement

On March 15, 2024, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value , compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

On March 12, 2026, the Board renewed the Administration Agreement. Unless earlier terminated, the Administration Agreement will remain in effect until March 12, 2027, and may be extended subject to required approvals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended December 31, 2025, 2024 and period ended December 31, 2023, the Company recognized $—, $553, and $38 respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs (including the Company, the "Apollo BDCs"), certain Apollo-managed registered investment companies (the “Apollo RICs” and, together with the Apollo BDCs, the “Apollo Regulated Funds”) and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

As of December 31, 2025, the Company’s co-investment holdings were 72.4% of the portfolio or $682,621, measured at fair value. On a cost basis, 71.9% of the portfolio or $692,028 were co-investments. As of December 31, 2024, the Company’s co-investment holdings were 29.8% of the portfolio or $270,802, measured at fair value. On a cost basis, 29.5% of the portfolio or $271,257 were co-investments.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$954,701	$938,801	$—	$6,814	$931,987
Unsecured Debt	19	—	—	—	—
Common Equity/Interests	7,772	3,995	—	—	3,995
Total Investments before Foreign Currency Forward Contracts	$962,492	$942,796	$—	$6,814	$935,982
Foreign currency forward contracts	—	(55)	—	(55)	—
Total Investments and Foreign Currency Forward Contracts at Fair Value	$962,492	$942,741	$—	$6,759	$935,982

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Fair Value Measurement and Disclosures

The following tables show changes in the fair value of our Level 3 investments during the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2024	$892,748	19	2,895	$895,662
Net realized gains (losses)	(8,233)	—	—	(8,233)
Net change in unrealized gains (losses)	(7,251)	(19)	(3,772)	(11,042)
Net amortization on investments	3,010	—	—	3,010
Purchases, including capitalized PIK (2)	230,343	—	4,872	235,215
Sales (2)	(178,630)	—	—	(178,630)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of December 31, 2025 (3)	$931,987	$—	$3,995	$935,982

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2025	$(12,785)	$(19)	$(3,772)	$(16,576)

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
Includes unfunded commitments measured at fair value of $(1,631).

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$884,674	Yield Analysis	Discount Rate	7.6%	19.2%	10.0%
	31,262	Cost Approach	Cost Approach	N/A	N/A	N/A
	16,051	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Common Equity/Interests	250	Cost Approach	Cost Approach	N/A	N/A	N/A
	3,745	Market Comparable Technique	Comparable Multiple	5.7x	30.6x	6.7x
Total Level 3 Investments	$935,982

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment Transactions

For the years ended December 31, 2025 and 2024, and Period Ended December 31, 2023 purchases of investments on a trade date basis were $232,375, $241,311, and $785,461, respectively. For the years ended December 31, 2025 and 2024, and Period Ended December 31, 2023 repayments (including prepayments and unamortized fees) of investments on a trade date basis were $184,890, $104,409, and $1,558, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the years ended December 31, 2025 and 2024, and Period Ended December 31, 2023 PIK income earned was $3,181, $2,487, and $—, respectively.

The following table shows the change in capitalized PIK balance for the years ended December 31, 2025 and 2024, and Period Ended December 31, 2023:

	Year Ended December 31,		Period Ended December 31,
	2025	2024	2023
PIK balance at beginning of period	$3,839	$1,280	$1,280
PIK income capitalized	3,256	2,559	—
Adjustments due to investments exited or written off	(852)	—	—
PIK balance at end of period	$6,243	$3,839	$1,280

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Investments on Non-Accrual Status

As of December 31, 2025, 2.5% of total investments at amortized cost, or 1.5% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 1.7% of total investments at amortized cost, or 1.1% of total investments at fair value, were on non-accrual status.

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$2,898	C$	3,979	3/18/2026	(10)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	996		€850	3/18/2026	(6)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,518		£2,640	3/18/2026	(39)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(55)

There were no foreign currency forward contracts as of December 31, 2024.

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for years ended December 31, 2025 and 2024, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(125)	$—
		$(125)	—

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2025	2024
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(55)	$—
		$(55)	$—

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, the Company's asset coverage was 170.7%.

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

As of December 31, 2025, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility were $560,789 with the fair value of $561,098 and deferred financing costs of $7,095. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of December 31, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

As of December 31, 2024, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility were $578,672 with the fair value of $578,325 and deferred financing costs of $5,150. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of December 31, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Average debt outstanding	$560,321	$513,410
Maximum amount of debt outstanding	584,357	578,676
Weighted average annualized interest cost (1)	6.68%	7.77%
Annualized amortized debt issuance cost	0.24%	0.23%
Total annualized interest cost	6.92%	7.99%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. No commitment fees accrued for the year ended December 31, 2025.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,371	$1	1/15/2026
Great Britian Pound		£3,500	$4,636	$4,718	$(82)	1/4/2026
Total			$9,008	$9,089	$(81)

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Candian Dollar	C$	6,000	$4,372	$4,172	$200	10/10/2024
Total			$4,372	$4,172	$200

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2025 and 2024, the Company had the following Capital Commitments, pursuant to Subscription Agreements, and contributions from its shareholders:

	December 31, 2025			December 31, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$500,000	$414,877	$83%	$475,000	$364,877	$77%

The following table summarizes the Common Shares of the Company issued for the year ended December 31, 2025 and period between Conversion Date to December 31, 2024:

	Year Ended		For Period between March 15
	December 31, 2025		and December 31, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	2,050,616	$50,000	2,759,788	$71,290
Distributions reinvested	99,034	2,400	17,218	450
Total net increase (decrease)	2,149,650	$52,400	2,777,006	$71,740

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table presents distributions that were declared during the year ended December 31, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 17, 2025	March 17, 2025	April 11, 2025	$0.7509	$11,968
May 21, 2025	May 7, 2025	July 11, 2025	0.7874	12,575
August 20, 2025	August 6, 2025	October 14, 2025	0.7500	12,779
November 20, 2025	November 4, 2025	January 22, 2026	0.7200	12,292
			$3.0083	$49,614

The following table presents distributions that were declared during the year ended December 31, 2024:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
September 19, 2024	September 19, 2024	September 20, 2024	$1.0983	$15,879
November 13, 2024	November 12, 2024	December 12, 2024	0.8662	12,538
December 30, 2024	December 30, 2024	January 28, 2025	0.8825	13,169
			$2.8470	$41,586

* Totals may not foot due to rounding.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10:

	Year Ended December 31,	For Period between March 15 and December 31,
	2025	2024 (1)
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$29,441	$30,733
Weighted average shares outstanding	16,362,890	13,815,298
Basic earnings (loss) per share	$1.80	$2.22

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

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025, and 2024, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2025	December 31, 2024
Unfunded revolver obligations and bridge loan commitments (1)	$21,899	$2,597
Standby letters of credit issued and outstanding (2)	43	24
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	27,490	3,182
Total Unfunded Commitments (4)	$49,432	$5,803

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2025, no bridge loan commitments were outstanding.
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
(4)
The Company also had an unfunded revolver commitment to Ultra Clean Holdco LLC, WH BorrowerCO, LLC and FEV Acquisition Corporation of $- as of December 31, 2025, and $176 as of December 31, 2024, respectively. Given the commitment is subject to Company’s discretion, the timing and the amount of the funding has not been determined.

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company commenced operations. The Company is obligated to reimburse the Adviser for such expenses. The total organization and offering costs incurred were $469, which were recognized by the Company when it commenced operations.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of December 31, 2025, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

Note 9. Income Taxes

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of each calendar year. For periods prior to the effectiveness of our RIC election, the Company was taxed as a partnership for U.S. federal income tax purposes. The tax character of distributions paid to shareholders during the year ended December 31, 2025 and period from the Conversion Date to December 31, 2024 was as follows:

	Year Ended December 31,	For Period between March 15 and December 31,
	2025	2024
Ordinary income	$49,614	$41,586
Capital gains	—	—
Return of capital	—	—
Total distributions paid to shareholders	$49,614	$41,586

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the year ended December 31, 2025 and period from the Conversion Date to December 31, 2024:

	Year Ended December 31,	For Period between March 15 and December 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$29,441	$30,733
Adjustments:
Net realized losses (gains)	10,032	3,534
Net change in unrealized losses (gains)	11,232	8,598
Income not currently taxable	—	—
Income (loss) recognized for tax but not book	(1,636)	197
Expenses not currently deductible	—	—
Expenses incurred for tax but not book	—	—
Realized gain/loss differences	—	—
Taxable income before deductions for distributions	$49,069	$43,062

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows the components of accumulated losses on a tax basis for the year ended December 31, 2025 and the period from the Conversion Date to December 31, 2024:

	Year Ended December 31,	For Period between March 15 and December 31,
	2025	2024
Undistributed ordinary income	$1,843	$2,387
Capital loss carryforward	(12,853)	—
Other temporary book-to-tax differences	—	—
Post-October capital loss deferral	—	(3,095)
Unrealized appreciation (depreciation)	(20,016)	(10,145)
Total accumulated under-distributed (over-distributed) earnings	$(31,026)	$(10,853)

As of December 31, 2025, the Company had a post-enactment short-term capital loss carryforward of $4,628 and long term capital loss carryforward of $8,225. As of December 31, 2024, the Company did not have a post-enactment short-term or long term capital loss carryforward.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2025, the Company did not defer any post-October capital loss deemed to arise on January 1, 2026. As of December 31, 2024, the Company deferred $3,095 late-year Post-October capital losses which are deemed to arise on January 1, 2025.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to shareholder distributions.

As of December 31, 2025, we adjusted accumulated net realized loss by $274 to $(12,852), under-distributed net investment income by $(274) to $1,657. Total earnings and net asset value were not affected. As of December 31, 2024, we adjusted accumulated net realized loss by $439 to $(3,095), under-distributed net investment income by $(439) to $839. Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2025, and 2024, $- and $- was recorded for U.S. federal excise tax, respectively.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2025 and the period between the Conversion Date and December 31, 2024.

	Year Ended December 31,	For Period between March 15 and December 31,
	2025	2024(6)(7)(8)
Per Share Data*
Net asset value at beginning of period	$24.43	$25.00
Net investment income (1)	3.10	3.08
Net realized and change in unrealized gains (losses) (1)	(1.28)	(0.86)
Net increase in net assets resulting from operations	1.82	2.22
Distribution of net investment income (1)(2)	(3.01)	(2.85)
Net asset value at end of period	$23.24	$24.43

Total return (3)	7.65%	11.1%
Shares outstanding at end of period (1)	17,072,253	14,922,603
Weighted average shares outstanding (1)	16,362,890	13,815,298

Ratio/Supplemental Data
Net assets at end of period (in millions)	$396.8	$364.5
Annualized ratio of operating expenses to average net assets (4)	2.31%	1.94%
Annualized ratio of interest and other debt expenses to average net assets	10.02%	11.88%
Annualized ratio of total expenses to average net assets (4)	12.34%	13.81%
Annualized ratio of net investment income to average net assets	13.11%	14.55%
Average debt outstanding (in millions)	$560.3	$565.4
Average debt per share	$34.24	$40.92
Annualized portfolio turnover rate	20.17%	13.40%
Asset coverage per unit (5)	$1,707	$1,630

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
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
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the year ended December 31, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 3.91% and 13.94%, respectively, without the fee waivers.
(5)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of December 31, 2025, the Company's asset coverage was 170.7%.
(6)
Represents net asset value per share on the Conversion Date.
(7)
Prior to the Conversion Date, the Company had no shares outstanding. Amount has been derived based on the activity and the weighted average number of shares outstanding for the period between March 15, 2024 (Conversion Date) and December 31, 2024.
(8)
Annualized for the year ended December 31, 2024. Organizational costs, servicing expense, and other non-reoccurring expenses are not annualized. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to use expense support, and other unpredictable variables.

* Totals may not foot due to rounding.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Distribution Declarations

On March 12, 2026, the Company’s Board declared a base distribution of $0.7353 per share, payable on April 16, 2026 to shareholders of record as of March 13, 2026. There can be no assurances that the Board will continue to declare a base distribution of $0.7353 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fiscal year ended December 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, three of whom are not “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. These individuals are referred to as “Independent Trustees.” Our Board elects the Company’s executive officers, who serve at the discretion of the Board.

Board of Trustees and Executive Officers

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Howard Widra	1968	Chair of the Board, Trustee	2024
James S. Harper	1977	Trustee	2024
Independent Trustees:
Barbara Matas	1960	Trustee	2024
Elliot Stein, Jr.	1949	Trustee	2024
R. Rudolph Reinfrank	1955	Trustee	2024

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o MidCap Apollo Institutional Private Lending, 9 West 57th Street, New York, NY 10019.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Year of Birth	Position
Tanner Powell	1979	Chief Executive Officer
Ted McNulty	1975	President and Chief Investment Officer
Kenneth Seifert*	1978	Chief Financial Officer and Treasurer
Joseph Durkin**	1988	Chief Accounting Officer
Kristin Hester	1980	Chief Legal Officer, Secretary and Vice President
Ryan Del Giudice	1990	Chief Compliance Officer and Vice President

_____________

* On June 11, 2025, the Board appointed Kenneth Seifert as Chief Financial Officer and Treasurer of the Company, effective as of the close of business on June 30, 2025.

** On September 4, 2025, the Board appointed Joseph Durkin as Chief Accounting Officer of the Company, effective as of the close of business on September 4, 2025.

Biographical Information

Trustees

Our trustees have been divided into two groups—interested trustees and Independent Trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act. An Independent Trustee is a trustee who is not an “interested person.”

Interested Trustees

Howard Widra was elected as a trustee and Chairman of the Company in March 2024. Mr. Widra has been with Apollo and/or its affiliates since 2013 and serves as Apollo’s Head of Direct Origination. He has served as Executive Chairman of Midcap Financial Investment Corporation (“MFIC”), a public business development company managed by an affiliate of the Adviser, since August 2022. He served as MFIC’s Chief Executive Officer from May 2018 to August 2022 and as President from June 2016 to May 2018. He has also been a Director of MFIC since May 2018. Mr. Widra was a co-founder of MidCap Financial, a middle-market specialty finance firm with $25.0 billion of annual originations and was formerly its Chief Executive Officer. Prior to MidCap Financial, Mr. Widra was the founder and President of Merrill Lynch Capital Healthcare Finance. Prior to Merrill Lynch, Mr. Widra was President of GE Capital Healthcare Commercial Finance and held senior roles in its predecessor entities including President of Heller Healthcare Finance, and Chief Operating Officer of Healthcare Financial Partners. Mr. Widra holds a J.D., cum laude, from the Harvard Law School and a B.A. from the University of Michigan.

James S. Harper was appointed as a trustee of the Company on September 16, 2024. Mr. Harper is a Director in Credit Investments at Mubadala Investment Company PJSC (“Mubadala”), the sovereign investment company of the government of Abu Dhabi. He joined Mubadala in 2018 and is a leading member of the team which currently manages a private credit portfolio of over $15 billion across the United States, Europe and Asia. He has over 23 years of credit experience across a variety of asset classes, including leveraged loans, project finance, real estate and asset-based financing. Prior to joining Mubadala, he was a Managing Director and Head of Underwriting at Mubadala GE Capital in Abu Dhabi and a Vice President at GE Capital in the European Leveraged Finance Team in London, having started his career at Credit Suisse First Boston within the Project Finance group. Mr. Harper holds a Master of Arts in Biological Science from the University of Oxford. Mr. Harper has not been elected to serve as a trustee pursuant to any agreement or understanding with the Company or any other person and there are no transactions in which Mr. Harper has an interest requiring disclosure under Item 404(a) of Regulation S-K. Mr. Harper will not receive compensation from the Company in his capacity as trustee as the Company does not pay compensation to its trustees who are considered “interested persons,” as such term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended.

Independent Trustees

Barbara Matas was elected as a trustee of the Company in March 2024. Ms. Matas has also served as a Director of MFIC since March 2017. Ms. Matas formerly served as the Chairman of Citigroup’s Leveraged Finance business from 2013 to 2016 and Co-Head from 2006 to 2013. Ms. Matas joined Citicorp in 1985 and held various leadership positions in leveraged finance and high yield capital markets at Citicorp, Salomon Brothers and Citigroup until 2006. She began her career as an auditor at Touche Ross. Ms. Matas has also been a Director of BRP Group, Inc. since February 2020. Ms. Matas holds a B.S. in Accounting and Quantitative Analysis from New York University and an MBA in Corporate Finance from the University of Michigan.

Elliot Stein, Jr. was elected as a trustee of the Company in March 2024. Mr. Stein has also served as the Lead Director of MFIC since March 2004. He has served as Chairman of Acertas LLC and Senturion Forecasting, LLC (consulting firms) since 2013. He is a board member of various public companies including BellRing Brands, Inc. Mr. Stein is also a Director of various private companies. He is a member of the Council on Foreign Relations. Mr. Stein received a B.A. from Claremont McKenna College.

R. Rudolph Reinfrank was elected as a trustee of the Company in March 2024. Mr. Reinfrank has also served as a Director of MFIC since June 2013. Mr. Reinfrank also currently serves as a board member of Mount Logan Capital, a Canada-based asset manager and as a board member of Perception Capital II, a special purpose acquisition company. Mr. Reinfrank recently served as a Director of Kayne Anderson Acquisition Corp. and chaired its audit and conflict committees. Since October 2009, Mr. Reinfrank has served as the Managing General Partner of Riverford Partners, LLC, a strategic advisory and investment firm based in Los Angeles. Riverford Partners acts as an investor, board member and strategic adviser to growth companies and companies in transition. In 1997, he co-founded and serves as a Managing General Partner of Rader Reinfrank & Co. Mr. Reinfrank is also an advisor or board member to several privately held companies.

Executive Officers Who Are Not Trustees

Tanner Powell was elected the Chief Executive Officer of the Company in March 2024. Mr. Powell joined Apollo in 2006. Mr. Powell has also served as Chief Executive Officer of MFIC since August 2022. He served as a President of MFIC from May 2018 to August 2022 and served as Chief Investment Officer for MFIC’s investment adviser from June 2016 to August 2022. Mr. Powell is a Partner and Portfolio Manager in MFIC’s Direct Origination business. He holds leadership roles in MFIC’s Credit Business, including its aircraft leasing and lending businesses. From 2004 to 2006, Mr. Powell served as an analyst in Goldman Sachs’ Principal Investment Area (PIA). From 2002 to 2004, Mr. Powell was an analyst in the Industrials group at Deutsche Bank. He graduated from Princeton University with a B.A. in Political Economy.

Ted McNulty was elected the President and Chief Investment Officer of the Company in March 2024. Mr. McNulty joined Apollo in 2014. He is a Managing Director in Apollo’s Credit business. He has also served as President and Chief Investment Officer of MFIC since August 2022. Prior to joining Apollo, Mr. McNulty ran the mezzanine and later merchant banking business for a subsidiary of Mitsubishi UFJ, and was a director at Haland before that. Previously, he held various roles at JPMorgan and its predecessor institutions, primarily in leveraged finance. Mr. McNulty received an MBA from the Kellogg School of Management and a B.A. in Government from Harvard University.

Kenneth Seifert was elected the Chief Financial Officer and Treasurer of the Company in June 2025. Mr. Seifert is a Managing Director of Finance at Apollo Global Management, Inc. Mr. Seifert also serves as the Treasurer and Chief Financial Officer of MFIC, Apollo Diversified Credit Fund and Apollo Diversified Real Estate Fund. Mr. Seifert joined the Apollo team in June 2015. Prior to joining, he was a Senior Manager at KPMG where he was an auditor in the Alternative Investment practice and prior to that, he was a Senior Manager at Rothstein Kass where he was an auditor in the Financial Services practice. Mr. Seifert graduated from The Pennsylvania State University with a B.S. in Accounting and a minor in Business Law.

Joseph Durkin was elected the Chief Accounting Officer of the Company in September 2025. Mr. Durkin also serves as the Chief Accounting Officer of MFIC. Before joining Apollo, Mr. Durkin was a Principal at Churchill Asset Management focusing on their registered fund platform from 2019 to 2025. Prior to that, Mr. Durkin was a Manager at Ernst & Young LLP, where he was an auditor in the Wealth and Asset Management practice. Mr. Durkin graduated from Fordham University with a B.S. and M.S. in Accounting and is a Certified Public Accountant in the State of New York.

Kristin Hester was elected the Chief Legal Officer, Secretary and Vice President of the Company in March 2024. Ms. Hester has been with Apollo since 2015 and currently serves as General Counsel—Global Wealth. Ms. Hester has served as Senior Counsel for Apollo since 2015 and also serves as Chief Legal Officer for Apollo Debt Solutions BDC, MFIC, Apollo Origination II (Levered) Capital Trust, Apollo Origination II (UL) Capital Trust, Apollo S3 Private Markets Fund, Apollo Diversified Real Estate Fund, Apollo Diversified Credit Fund and Redding Ridge Asset Management LLC. Prior to joining Apollo, Ms. Hester was associated with the law firms of Dechert LLP from 2009 to 2015 and Clifford Chance US LLP from 2006 to 2009. Ms. Hester received her J.D. from Duke University School of Law and graduated cum laude from Bucknell University with a B.S. in Business Administration.

Ryan Del Giudice was elected the Chief Compliance Officer and Vice President of the Company in March 2024. Mr. Del Giudice joined Apollo in 2022 and also serves as the Chief Compliance Officer for the Apollo Diversified Real Estate Fund, Apollo Diversified Credit Fund, Apollo Debt Solutions BDC, MFIC, Apollo Origination II (Levered) Capital Trust, Apollo Origination II (UL) Capital Trust and Apollo S3 Private Markets fund. Before joining Apollo, Mr. Del Giudice was the Chief Compliance Officer and SVP of Operations for Griffin Capital’s interval fund platform and registered investment advisers subsidiaries from 2017 to 2022. Prior to that, Mr. Del Giudice was a Vice President at Cipperman Compliance Services (acquired by Foreside), a boutique compliance consulting firm, where he served as the Chief Compliance Officer and/or consultant for registered investment companies, business development companies and alternative asset managers. Mr. Del Giudice graduated from St. Joseph’s University with a B.S. in Business Administration and Finance.

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

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to c/o MidCap Apollo Institutional Private Lending, 9 West 57th Street, New York, NY 10019.

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

The following table sets forth compensation of the Company’s Trustees for the year ended December 31, 2025. No compensation is paid by us to any interested trustee or executive officer of the Company.

Name	Aggregate Compensation from the Company	Pension or Retirement Benefits Accrued as Part of Company Expenses(1)	Total Compensation from the Company to Trustee/Executive Officer
Independent Trustees:
Barbara Matas(2)	$157,500	None	$157,500
Elliot Stein, Jr.(2)	$155,000	None	$155,000
R. Rudolph Reinfrank(2)	$155,000	None	$155,000
Interested Trustee:
Howard Widra	None	None	None
James S. Harper	None	None	None
Executive Officers who are not Trustees
Tanner Powell	None	None	None
Ted McNulty	None	None	None
Kenneth Seifert*	None	None	None
Joseph Durkin**	None	None	None
Kristin Hester	None	None	None
Ryan Del Giudice	None	None	None

_____________

(1) We do not have a profit sharing or retirement plan, and our Trustees and Executive Officers do not receive any pension or retirement benefits.

(2) Ms. Matas, Mr. Stein, and Mr. Reinfrank are also directors of MFIC, a BDC managed by an affiliate of the Adviser. In aggregate, the total compensation for each of them from the two BDCs for the fiscal year ended December 31, 2025, was $372,000, $382,000, and $344,500, respectively.

* On June 11, 2025, the Board appointed Kenneth Seifert as Chief Financial Officer and Treasurer of the Company, effective as of the close of business on June 30, 2025.

** On September 4, 2025, the Board appointed Joseph Durkin as Chief Accounting Officer of the Company, effective as of the close of business on September 4, 2025.

Policies and Practices Related to the Timing of Equity Awards

The Company does not grant options, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. Furthermore, given that we do not directly compensate our executive officers, we also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 11, 2026, there were 17,106,194 Common Shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of our common shares as of the date of this Annual Report, by:

•	each person known to us to be expected to beneficially own more than 5% of the outstanding shares of our common shares;

•	each of our Trustees and executive officers; and

•	all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Annual Report.

Shares Beneficially Owned
Name and address	Number	Percentage
Interested Trustees
Howard Widra	—	—
James S. Harper	—	—
Independent Trustees(1)	—	—
Barbara Matas	—	—
Elliot Stein, Jr.	—	—
R. Rudolph Reinfrank	—	—
Executive Officers who are not Trustees(1)	—	—
Tanner Powell	—	—
Ted McNulty	—	—
Kenneth Seifert*	—	—
Joseph Durkin**	—	—
Kristin Hester	—	—
Ryan Del Giudice	—	—
Other(2)	—	—
MIC Capital Management 85 RSC Limited	14,561,742	85.1%
LDB 2011 LLC	1,114,881	6.5%
All officers and Trustees as a group (11 persons)	—	—

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

* On June 11, 2025, the Board appointed Kenneth Seifert as Chief Financial Officer and Treasurer of the Company, effective as of the close of business on June 30, 2025.

** On September 4, 2025, the Board appointed Joseph Durkin as Chief Accounting Officer of the Company, effective as of the close of business on September 4, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

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

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Deloitte & Touche LLP, ("Deloitte") in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ended December 31, 2025 and 2024 were $627,000 and $555,000, respectively.

Audit-Related Fees: Audit-related services consist of fees billed by Deloitte & Touche for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The audit-related fees billed during the fiscal years ended December 31, 2025 and 2024 were $- and $-, respectively.

Tax Services Fees: Tax services fees consist of fees billed by Deloitte & Touche for professional tax services. These services also include assistance regarding federal, state and local tax compliance. The tax services fees billed during the fiscal years ended December 31, 2025 and 2024 were $50,000 and $150,000, respectively. Tax services fees include work related to, among other things, preparation and review of the Company’s tax returns.

All Other Fees: Other fees would include fees billed by Deloitte & Touche for products and services other than the services reported above, of which there were none in the fiscal years ended December 31, 2025 and 2024.

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

All services described above under “Audit-Related Fees” and “Tax Services Fees” were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits

3.1	Fourth Amended and Restated Agreement and Declaration of Trust (2)
3.2	Certificate of Amendment (6)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement (1)
10.1	Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	License Agreement (1)
10.4	Amended and Restated Dividend Reinvestment Plan (3)
10.5	Expense Support Agreement (1)
10.6	Loan and Security Agreement (1)
10.7	Second Amendment to Loan and Security Agreement (4)
10.8	Third Amendment to Loan and Security Agreement (5)
14.1	Fund Code of Ethics (1)
14.2	Adviser Code of Ethics (1)
19.1	Insider Trading Policy*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

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
(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-56645) filed on July 3, 2024.
(5)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-56645) filed on March 11, 2025.
(6)
Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-56645) filed on March 17, 2025.

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

/s/ TANNER POWELL
Tanner Powell
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2026.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

/s/ TANNER POWELL	/s/ KENNETH SEIFERT
Tanner Powell	Kenneth Seifert
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ JOSEPH DURKIN Joseph Durkin	/s/ R. RUDOLPH REINFRANK R. Rudolph Reinfrank
Chief Accounting Officer	Trustee
(Principal Accounting Officer)

/s/ BARBARA MATAS	/s/ ELLIOT STEIN, JR.
Barbara Matas	Elliot Stein, Jr.
Trustee	Trustee

/s/ JAMES S. HARPER
James S. Harper
Trustee