Form 10-Q
period 2026-03-31
MidCap Apollo Institutional Private Lending
filed 2026-05-08
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission File Number: 814-01710

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

(Exact name of Registrant as specified in its charter)

Securities registered pursuant to Section 12(b) of the Act:

Delaware	93-4353274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3200

(Registrant’s telephone number, including area code)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2026, there was no established public market for the Registrant’s common shares of beneficial interest $0.001 par value per share, (“Common Shares”).

The number of shares of the Registrant’s Common Shares, outstanding as of May 7, 2026 was 17,142,542.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” and “our” refer to MidCap Apollo Institutional Private Lending unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $961,783 and $955,289, respectively)	$929,952	$936,374
Non-controlled/affiliated investments (cost $7,175 and $7,203, respectively)	4,473	6,422
Cash and cash equivalents	23,173	19,192
Foreign currencies (cost $1,905 and $711, respectively)	1,890	1,266
Receivable for investments sold	246	405
Interest receivable	4,834	4,676
Unrealized appreciation on foreign currency forward contracts	123	—
Total assets	$964,691	$968,335

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $6,676 and $7,095 as of March 31, 2026 and December 31, 2025, respectively)	$564,469	$553,694
Payable for investments purchased	—	168
Management fees payable	582	508
Performance-based incentive fees payable	835	740
Distributions payable	12,579	12,292
Interest payable	2,577	2,614
Accrued administrative services expense payable	123	42
Unrealized depreciation on foreign currency forward contracts	—	55
Other liabilities and accrued expenses	2,084	1,468
Total liabilities	$583,249	$571,581
Commitments and contingencies (Note 8)
Total Net Assets	$381,442	$396,754

Net Assets (Note 6)
Common shares, $0.001 par value (Unlimited shares authorized; 17,106,194 shares issued and outstanding as of March 31, 2026 and 17,072,253 shares issued and outstanding as of December 31, 2025)	$17	$17
Capital in excess of par value	428,566	427,763
Accumulated under-distributed (over-distributed) earnings	(47,141)	(31,026)
Net Assets	$381,442	$396,754

Net Asset Value Per Share	$22.30	$23.24

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$21,701	$24,596
PIK interest income	566	434
Other income	231	128
Total Investment Income	$22,498	$25,158
Operating Expenses
Interest and other debt expenses	$8,583	$9,967
Management fees	987	947
Performance-based incentive fees	1,432	1,655
Legal expenses	247	345
Administrative service expenses	461	119
Other general and administrative expenses	766	542
Total expenses	12,476	13,575
Management fees waived	(405)	(860)
Performance-based incentive fees waived	(597)	(1,479)
Net Expenses	$11,474	$11,236
Net Investment Income	$11,024	$13,922
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$—	$(13)
Foreign currency forward contracts	(20)	—
Foreign currency transactions	5	(7)
Net realized gains (losses)	$(15)	$(20)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(12,916)	(5,026)
Non-controlled/affiliated investments	(1,920)	—
Foreign currency forward contracts	178	—
Foreign currency translations	113	19
Net change in unrealized gains (losses)	(14,545)	(5,007)
Net Realized and Change in Unrealized Gains (Losses)	$(14,560)	$(5,027)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,536)	$8,895

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operations
Net investment income	$11,024	$13,922
Net realized gains (losses)	(15)	(20)
Net change in unrealized gains (losses)	(14,545)	(5,007)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,536)	$8,895

Distributions to Shareholders
Distribution of net investment income	$(12,579)	$(11,968)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(12,579)	$(11,968)

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 6)	$—	$25,000
Distributions reinvested	803	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$803	$25,000

Net Assets
Net increase (decrease) in net assets during the period	$(15,312)	$21,927
Net assets at beginning of period	396,754	364,527
Net Assets at End of Period	$381,442	$386,454

Capital Share Activity
Shares issued during the period (Note 6)	—	1,015,847
Distributions reinvested	33,941	—
Shares issued and outstanding at beginning of period	17,072,253	14,922,603
Shares Issued and Outstanding at End of Period	17,106,194	15,938,450

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(3,536)	$8,895
Net realized (gains) losses on investments	—	20
Net change in unrealized (gains) losses	14,545	5,007
PIK interest capitalized	(586)	(557)
Net accretion of discount and amortization of premium	(591)	(954)
Amortization of deferred financing costs	418	66
Purchases of investments	(48,865)	(84,364)
Proceeds from sale of investments and principal repayments	43,579	53,789
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(158)	(408)
Decrease (increase) in receivable for investments sold	159	8,191
Increase (decrease) in payable for investments purchased	(168)	—
Increase (decrease) in management fees payable	74	87
Increase (decrease) in performance-based incentive fees payable	95	176
Increase (decrease) in interest payable	(37)	(318)
Increase (decrease) in accrued administrative services expense payable	81	(762)
Increase (decrease) in other liabilities and accrued expenses	616	481
Net Cash (Used in)/Provided by Operating Activities	$5,626	$(10,651)

Financing Activities
Issuances of debt	$18,500	$68,500
Payments of debt	(8,000)	(63,000)
Financing costs paid and deferred	—	(3,290)
Proceeds from issuance of common shares	—	25,000
Distributions paid	(11,489)	(13,169)
Net Cash (Used in)/Provided by Financing Activities	$(989)	$14,041

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents during the period	$4,637	$3,390
Effect of foreign exchange rate changes on cash and cash equivalents	(32)	(8)
Cash and cash equivalents at beginning of period	20,458	33,954
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$25,063	$37,336

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$8,202	$10,219
Reinvestment of distributions during the period	$803	$—
PIK income	$566	$434

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Aerospace & Defense
Aeromed Group, LLC
AeroMed Group LLC	First Lien Secured Debt - Term Loan	P+400, 1.00% Floor	02/25/31	$3,167	$3,135	$3,135	(9)(21)
	First Lien Secured Debt - Delayed Draw	P+400, 1.00% Floor	02/25/31	—	(6)	(6)	(9)(12)(13)(14)(21)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	02/25/31	320	313	313	(9)(13)(14)(17)
					3,442	3,442
Beaufort
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	N/A	N/A	36,288 Shares	49	48	(6)(9)(11)(15)
	Common Equity - Stock	N/A	N/A	741 Shares	1	3	(6)(9)(11)(15)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/31/32	4,243	4,179	4,181	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/31/32	—	(11)	(10)	(9)(11)(12)(13)(14)
					4,218	4,222
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/03/31	4,764	4,703	4,704	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	02/03/31	100	99	98	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	02/03/31	—	(1)	(1)	(9)(12)(13)(14)
Sperry Parent Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	544 Shares	54	62	(6)(9)
					4,855	4,863
	Total Aerospace & Defense				$12,515	$12,527
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/01/29	$7,799	$7,649	$7,799	(9)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	05/01/29	2,481	2,460	2,475	(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/01/29	995	986	980	(9)(17)
					11,095	11,254
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	S+700 PIK, 1.00% Floor	05/27/30	2,018	2,018	1,890	(9)(17)
	First Lien Secured Debt - Term Loan	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	114	114	114	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	—	—	—	(9)(13)(14)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,736	—	(6)(9)
					4,868	2,004
	Total Air Freight & Logistics				$15,963	$13,258

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	06/05/27	$7,667	$7,647	$7,636	(17)
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	34	8	(6)(9)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/30	4,740	4,683	4,563	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/30	—	(1)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/30	100	99	96	(9)(14)(17)
					4,815	4,663
	Total Automobile Components				$12,462	$12,299
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	03/17/31	$3,517	$3,471	$3,490	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	03/17/31	386	368	375	(9)(13)(14)(17)
	Common Equity - Stock	N/A	N/A	553 Shares	50	50	(6)(9)(15)
	Total Beverages				$3,889	$3,915
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Term Loan	S+575, 2.00% Floor	10/04/29	$3,224	$3,167	$3,208	(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 2.00% Floor	10/04/29	—	(4)	(9)	(9)(12)(14)
	Total Building Products				$3,163	$3,199
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+500, 4.50% Floor	08/19/29	$6,811	$6,712	$6,607	(9)(11)(16)
	First Lien Secured Debt - Revolver	S+510, 2.50% Floor	08/19/29	7	7	5	(9)(11)(13)(14)(16)
					6,719	6,612
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/03/30	4,740	4,664	4,598	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/03/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/03/30	42	41	39	(9)(13)(14)(17)
					4,704	4,634

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Universal Fiber Systems
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	09/30/28	5,727	5,688	5,524	(17)
	Total Chemicals				$17,111	$16,770
Commercial Services & Supplies
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	07/10/31	$9,050	$8,958	$9,005	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	07/10/31	100	95	95	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	07/10/31	3	2	3	(9)(13)(14)(17)
					9,055	9,103
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/21/32	1,571	1,556	1,544	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/21/32	225	221	214	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/21/32	113	110	107	(9)(13)(14)(17)
					1,887	1,865
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	07/24/27	7,828	7,799	7,646	(17)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	03/30/29	4,028	3,988	3,988	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	03/30/29	—	(4)	(7)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	03/30/29	—	(2)	(2)	(9)(12)(13)(14)
					3,982	3,979
LAV Gear Holdings Inc
LAV Gear Holdings Inc	First Lien Secured Debt - Term Loan	S+250 Cash plus 3.44% PIK, 1.00% Floor	07/31/29	4,319	4,202	4,015	(16)
	Common Equity - Stock	N/A	N/A	18,105 Shares	2,814	1,989	(6)(15)
					7,016	6,004
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/02/28	7,797	7,742	7,675	(17)
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/09/30	6,660	6,547	6,477	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/09/30	100	98	97	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/09/30	46	34	29	(9)(13)(14)(17)
					6,679	6,603

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/22/27	7,796	7,476	7,290	(17)
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/01/30	1,902	1,880	1,878	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/01/30	—	—	(1)	(9)(12)(13)(14)
					1,880	1,877
	Total Commercial Services & Supplies				$53,516	$52,042
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/02/31	$9,751	$9,643	$9,703	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	01/02/31	64	63	64	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	01/02/31	33	32	33	(9)(13)(14)(17)
					9,738	9,800
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	07/24/30	10,113	9,966	9,986	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/24/30	417	413	408	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	07/24/30	127	126	126	(9)(14)(17)
					10,505	10,520
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	03/11/27	7,495	7,461	7,451	(17)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	06/06/30	1,780	1,753	1,758	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	06/06/30	25	24	24	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	06/06/30	—	(1)	(1)	(9)(12)(13)(14)
					1,776	1,781
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	02/13/32	893	878	887	(9)(17)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/30	6,512	6,437	6,450	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/30	99	88	77	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/30	—	(10)	(10)	(9)(12)(13)(14)
					6,515	6,517
	Total Construction & Engineering				$36,873	$36,956

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/20/30	$7,762	$7,645	$7,607	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	09/20/30	—	(1)	(2)	(9)(12)(13)(14)
					7,644	7,605
Metz Culinary
Metz Culinary Management, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	12/23/29	2,089	2,068	2,069	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	12/23/29	—	(2)	(4)	(9)(12)(13)(14)
					2,066	2,065
Turkey Hill
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	01/31/28	8,389	8,383	8,305	(9)(17)
	Total Consumer Staples Distribution & Retail				$18,093	$17,975
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/22/31	$6,370	$6,280	$6,270	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/22/31	—	(15)	(17)	(9)(12)(13)(14)
					6,265	6,253
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/03/32	9,727	9,599	9,556	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	02/03/32	—	(1)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	02/03/32	—	(1)	(2)	(9)(12)(13)(14)
					9,597	9,552
ePac Flexible Packaging
ePac Holdings LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/14/32	8,556	7,871	7,868	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	01/14/32	—	(14)	(14)	(9)(12)(13)(14)
					7,857	7,854
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/24/31	2,895	2,864	2,786	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	03/24/31	750	742	722	(9)(17)
	First Lien Secured Debt - Revolver	S+375, 0.75% Floor	03/24/31	956	942	900	(9)(13)(14)(17)
					4,548	4,408

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/20/29	9,653	9,548	9,556	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/20/29	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/20/29	—	(1)	(1)	(9)(12)(13)(14)
					9,546	9,554
	Total Containers & Packaging				$37,813	$37,621
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+565, 1.00% Floor	06/16/27	$10,243	$10,160	$10,195	(9)(13)(14)(17)
Go Car Wash
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	06/30/28	7,795	7,721	7,612	(9)(17)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/07/30	3,359	3,318	3,316	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/07/30	37	37	37	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/07/30	—	(1)	(1)	(9)(12)(13)(14)
					3,354	3,352
Mariani
CI (MG) Group, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	03/27/30	4,708	4,649	4,630	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	03/27/30	1,175	1,154	1,138	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	03/27/30	294	288	286	(9)(13)(14)(17)
					6,091	6,054
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/23/27	7,858	7,767	7,850	(17)
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	06/24/29	10,052	9,917	9,899	(9)(16)
	First Lien Secured Debt - Revolver	S+450, 2.50% Floor	06/24/29	4	3	3	(9)(13)(14)(17)
					9,916	9,905
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/29	4,740	4,704	4,645	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/29	2,466	2,443	2,411	(9)(13)(14)(16) (17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/29	—	(1)	(2)	(9)(12)(13)(14)
					7,146	7,054

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	07/01/30		6,688	6,599	6,571	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	07/01/30		1,058	1,037	1,020	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	07/01/30		—	(1)	(1)	(9)(12)(13)(14)
						7,635	7,590
	Total Diversified Consumer Services					$59,794	$59,609
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	07/30/31		£5,970	$7,800	$7,941	(9)(11)(19)
	First Lien Secured Debt - Revolver	SONIA+500, 0.00% Floor	07/30/31		£—	(27)	—	(9)(11)(13)(14)
						7,773	7,941
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/28/29		10,200	10,088	10,149	(9)(17)
Kauffman
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.30%	09/30/26		9,155	8,408	3,829	(5)(9)
	First Lien Secured Debt - Term Loan	S+460, 1.00% Floor	09/30/26		175	157	175	(9)(17)
						8,565	4,004
	Total Electrical Equipment					$26,426	$22,094
Electronic Equipment, Instruments & Components
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	01/10/29		$7,797	$7,703	$7,688	(17)
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	8,668	6,214	6,106	(9)(11)(20)
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	07/22/30		985	971	970	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	62	45	43	(9)(11)(13)(14)(20)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	07/22/30		—	(12)	(35)	(9)(11)(12)(13)(14)
	First Lien Secured Debt - Revolver	CORRA+450, 0.75% Floor	07/22/30	C$	—	(3)	(4)	(9)(11)(12)(13)(14)
						7,215	7,080

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	12/01/27	7,796	7,761	7,590	(16)
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/18/30	9,466	9,358	9,324	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/18/30	—	(1)	(1)	(9)(12)(13)(14)
					9,357	9,323
	Total Electronic Equipment, Instruments & Components				$32,036	$31,681
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	07/01/27	$7,179	$7,179	$7,179	(9)(17)
	Total Entertainment				$7,179	$7,179
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	05/17/27	$8,214	$8,197	$8,049	(9)(17)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/04/30	9,653	9,653	9,519	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/04/30	99	99	98	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/04/30	—	—	(1)	(9)(12)(13)(14)
					9,752	9,616
Oak Point Partners
Oak Point Partners, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/23/32	4,074	4,033	4,033	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/23/32	—	(9)	(9)	(9)(12)(13)(14)
					4,024	4,024
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/31/31	4,888	4,846	4,839	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/31/31	—	(1)	(1)	(9)(12)(13)(14)
					4,845	4,838
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	10/02/28	7,813	7,794	7,657	(17)
	Total Financial Services				$34,612	$34,184

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/10/31	$5,441	$5,393	$5,401	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/10/31	157	153	150	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/10/31	—	(10)	(8)	(9)(12)(13)(14)
					5,536	5,543
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	07/30/27	7,796	7,667	7,659	(9)(17)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+100 Cash plus 5.25% PIK, 1.00% Floor	12/29/28	7,900	7,833	7,584	(16)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/17/27	7,775	7,731	7,560	(17)
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/15/31	2,083	2,053	2,052	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/15/31	—	(6)	(6)	(9)(12)(13)(14)
	Common Equity - Stock	N/A	N/A	100,000 Shares	100	100	(6)(9)(15)
					2,147	2,146
	Total Food Products				$30,914	$30,492
Ground Transportation
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/03/26	$7,568	$7,559	$7,095	(9)(17)
	Total Ground Transportation				$7,559	$7,095
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	03/08/28	$7,797	$7,678	$7,404	(17)
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	09/08/26	10,278	10,243	10,185	(9)(17)
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/01/27	2,488	2,467	2,458	(9)(17)
Dragonfly Health, Inc (fka StateServ Acquisition
Dragonfly Health, Inc	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	11/19/30	7,796	7,689	7,742	(17)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/26/28	7,817	7,776	7,817	(9)(17)
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	01/07/31	4,653	4,595	4,487	(9)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	01/07/31	€95	98	106	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	01/07/31	—	(1)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	01/07/31	—	(1)	(4)	(9)(12)(13)(14)
					4,691	4,585

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Project Titan
Tyber Medical LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/12/32	3,015	2,987	2,962	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	06/12/32	€587	674	664	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/12/32	—	(4)	(15)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/12/31	228	224	221	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	06/12/31	€118	116	115	(9)(13)(14)(22)
					3,997	3,947
	Total Health Care Equipment & Supplies				$44,541	$44,138
Health Care Providers & Services
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/05/29	$7,796	$7,771	$7,738	(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/06/29	1,995	1,977	1,980	(9)(17)
					9,748	9,718
EyeSouth
Eyesouth Eye Care Holdco LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/05/29	7,798	7,620	7,575	(17)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/22/27	7,837	7,796	7,413	(16)
KureSmart
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/30/30	6,710	6,709	6,650	(9)(17)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	03/01/29	7,799	7,676	7,741	(9)(17)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	10.45%	01/12/28	8,116	8,020	6,229	(5)(9)
	First Lien Secured Debt - Term Loan	10.20%	01/12/28	417	412	320	(5)(9)
					8,432	6,549
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/29/30	7,797	7,792	7,767	(17)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/18/30	7,664	7,551	7,549	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	04/18/30	123	122	122	(9)(17)
	First Lien Secured Debt - Revolver	P+425, 1.00% Floor	04/18/30	20	19	19	(9)(13)(14)(21)
					7,692	7,690

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	08/02/27	7,792	7,736	7,721	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+540, 1.00% Floor	08/02/27	—	(14)	(18)	(9)(12)(13)(14)
					7,722	7,703
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/12/32	1,792	1,775	1,774	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/12/32	—	(2)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/12/32	—	(3)	(3)	(9)(12)(13)(14)
					1,770	1,767
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/04/29	7,799	7,750	7,741	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/04/29	818	809	808	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	05/04/29	—	(6)	(5)	(9)(12)(13)(14)
					8,553	8,544
Thomas Scientific
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	12/14/27	8,386	8,324	8,073	(9)(17)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/28	7,420	7,343	7,068	(17)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	03/27/28	7,915	7,854	7,762	(17)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+460 Cash plus 2.50% PIK, 1.00% Floor	09/30/27	8,283	8,227	7,615	(17)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	10.52%	03/31/27	8,282	7,659	4,256	(5)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	12/31/27	7,797	7,692	7,680	(9)(17)
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	12/03/31	3,214	3,183	3,166	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	12/03/31	—	(4)	(13)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	12/03/31	—	(8)	(13)	(9)(12)(13)(14)
Xanitos TopCo, LLC	Common Equity - Membership Interest	N/A	N/A	100,000 Shares	100	104	(6)(9)(15)
					3,271	3,244
	Total Health Care Providers & Services				$131,880	$124,815

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	08/12/32	$6,429	$6,369	$6,284	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	08/12/32	—	(10)	(24)	(9)(12)(13)(14)
					6,359	6,260
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/30/32	2,054	2,044	2,043	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/30/32	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	09/30/32	—	(1)	(1)	(9)(12)(13)(14)
					2,042	2,041
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/09/32	2,119	2,091	2,119	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	06/09/32	—	(2)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/09/32	—	(2)	—	(9)(13)(14)
					2,087	2,119
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	9.34%	09/30/27	7,743	7,420	3,357	(5)
	Total Health Care Technology				$17,908	$13,777
Hotels, Restaurants & Leisure
American West
AWRG Borrower LLC	First Lien Secured Debt - Term Loan	8.77%	06/18/30	$5,515	$5,515	$4,102	(5)(24)
AWRG Parent LLC	Common Equity - Stock	N/A	N/A	807,101 Shares	1,660	371	(6)(15)(24)
					7,175	4,473
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	05/05/32	2,297	2,277	2,252	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	05/05/32	—	(2)	(4)	(9)(12)(13)(14)
					2,275	2,248

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	04/03/28	7,653	7,593	6,506	(9)(16)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	08/16/26	6,735	6,714	6,448	(9)(16)
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/02/30	6,896	6,815	6,637	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/02/30	53	52	50	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/02/30	23	22	20	(9)(13)(14)(17)
					6,889	6,707
	Total Hotels, Restaurants & Leisure				$30,646	$26,382
Household Products
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	08/14/28	$7,798	$7,709	$7,642	(9)(17)
	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	08/12/28	1,593	1,562	1,561	(9)(17)
	Total Household Products				$9,271	$9,203
Insurance
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/29/28	$7,795	$7,712	$7,737	(9)(17)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/27	7,797	7,747	7,748	(17)
	Total Insurance				$15,459	$15,485
IT Services
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	07/18/29	$9,752	$9,630	$8,796	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	07/18/29	72	70	62	(9)(13)(14)(17)
					9,700	8,858
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/06/30	9,752	9,638	9,630	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/06/30	67	66	65	(9)(13)(14)(17)
					9,704	9,695
	Total IT Services				$19,404	$18,553

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Leisure Products
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/12/27	$7,796	$7,753	$7,703	(9)(11)(17)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Delayed Draw	S+640, 1.00% Floor	10/04/27	5,341	5,220	5,066	(17)
	Total Leisure Products				$12,973	$12,769
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	02/26/28	$7,917	$7,874	$7,829	(17)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/01/31	2,647	2,612	2,607	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	05/01/31	407	393	382	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	05/01/31	—	(9)	(10)	(9)(12)(13)(14)
					2,996	2,979
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/30/32	5,583	5,506	5,499	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/30/32	—	(7)	(15)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/30/32	115	103	102	(9)(13)(14)(17)
					5,602	5,586
Industrial Service Solutions
Industrial Service Solutions WC, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	02/06/33	2,130	2,108	2,108	(9)(17)
	First Lien Secured Debt - Revolver	P+350, 0.75% Floor	02/06/33	25	21	21	(9)(13)(14)(21)
					2,129	2,129
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	03/31/32	6,138	6,055	5,954	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	03/31/32	362	346	329	(9)(13)(14)(17)
					6,401	6,283
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/09/27	7,796	7,726	7,612	(16)
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	05/16/31	2,718	2,688	2,663	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	05/16/31	65	55	29	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	05/16/31	—	(5)	(10)	(9)(12)(13)(14)
					2,738	2,682
	Total Machinery				$35,466	$35,100

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Media
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/30/29	$9,196	$9,129	$9,104	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	12/30/29	—	(3)	(6)	(9)(12)(13)(14)
					9,126	9,098
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	08/07/29	4,851	4,775	4,691	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	08/07/29	31	29	28	(9)(13)(14)(17)
					4,804	4,719
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/26	7,794	7,741	7,607	(17)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/15/28	6,663	6,512	6,161	(17)
	Total Media				$28,183	$27,585
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 1.50% Floor	05/03/29	$8,649	$8,515	$5,892	(4)(9)(17)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	04/29/30	7,799	7,645	7,429	(9)(17)
	Total Multi-Utilities				$16,160	$13,321
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/04/31	$7,425	$7,331	$7,158	(9)(17)
	Total Paper & Forest Products				$7,331	$7,158
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	04/02/29	$7,798	$7,701	$7,663	(17)
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/01/28	8,891	8,857	8,802	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/01/28	—	(2)	(6)	(9)(12)(13)(14)
					8,855	8,796

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+510 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	8,869	8,828	8,156	(9)(17)
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/03/32	9,375	9,264	9,281	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/03/32	—	(6)	(6)	(9)(12)(13)(14)
					9,258	9,275
	Total Personal Care Products				$34,642	$33,890
Pharmaceuticals
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	07/18/30	$8,668	$8,535	$8,061	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	07/18/30	—	(1)	(7)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	P+400, 1.00% Floor	07/18/30	100	99	93	(9)(14)(21)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	—	(6)(9)
	Unsecured Debt - Promissory Note	11.34%	07/11/30	19	19	—	(9)
					8,751	8,147
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	02/13/32	9,838	9,694	9,575	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	02/13/32	10	9	7	(9)(13)(14)(17)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	50 Shares	50	42	(6)(9)
					9,753	9,624
Senderra
SENDERRA RX ACQUISITION, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	03/07/33	2,115	2,094	2,094	(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	03/07/33	77	73	73	(9)(13)(14)(16)
					2,167	2,167
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	9,749	9,590	9,457	(9)(11)(18)
	First Lien Secured Debt - Term Loan	E+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	€98	107	110	(9)(11)(23)
	First Lien Secured Debt - Delayed Draw	SONIA+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	£—	—	(4)	(9)(11)(12)(13)(14)
					9,697	9,563

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/06/31		9,776	9,616	9,459	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/06/31		54	52	51	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	C+525, 1.00% Floor	08/06/31	C$	—	—	(1)	(9)(12)(13)(14)
						9,668	9,509
	Total Pharmaceuticals					$40,036	$39,010
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	07/01/30		$2,786	$2,760	$2,730	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	07/01/30		—	(10)	(44)	(9)(12)(13)(14)
						2,750	2,686
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/12/31		4,183	4,129	4,120	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	03/12/31		—	(10)	(12)	(9)(12)(13)(14)
						4,119	4,108
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	12/08/31		3,404	3,372	3,372	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	12/08/31		—	(5)	(10)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	12/08/31		—	(5)	(5)	(9)(12)(13)(14)
						3,362	3,357
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	04/07/29		7,678	7,567	7,525	(9)(17)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/15/31		3,492	3,462	3,422	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	04/15/31		150	145	128	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	04/15/31		—	(3)	(7)	(9)(12)(13)(14)
						3,604	3,543
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/20/31		4,740	4,699	4,669	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/20/31		—	—	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/30		17	16	16	(9)(13)(14)(17)
						4,715	4,684
	Total Professional Services					$26,117	$25,903

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Real Estate Management & Development
AKAM
AKAM Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/27/32	$2,891	$2,847	$2,847	(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/27/32	—	(12)	(12)	(12)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/27/32	—	(8)	(8)	(12)(13)(14)
AKAM Group Holdings, L.P.	Common Equity - Equity Unit	N/A	N/A	5,000 Shares	100	100	(6)(15)
	Total Real Estate Management & Development				$2,927	$2,927
Software
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/17/31	$4,851	$4,790	$4,754	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/17/31	—	(1)	(2)	(9)(12)(13)(14)
					4,789	4,752
CM Acquisitions Holdings Inc. (fka Sisterco Hold
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	01/28/28	4,762	4,754	4,704	(17)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/24/27	9,989	9,936	9,880	(9)(17)
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	03/18/32	3,380	3,350	3,346	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	03/18/32	—	(5)	(11)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	03/18/32	—	(4)	(5)	(9)(12)(13)(14)
					3,341	3,330
Litify
Litify LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	02/02/29	4,000	3,935	3,860	(9)(17)
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	02/20/30	4,764	4,686	4,609	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	02/20/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	02/20/30	—	(2)	(3)	(9)(12)(13)(14)
					4,683	4,603
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/30	9,678	9,559	9,272	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/30	—	(1)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/30	—	(1)	(4)	(9)(12)(13)(14)
					9,557	9,264
	Total Software				$40,995	$40,393

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/14/29	$9,774	$9,667	$9,676	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/14/29	37	36	36	(9)(13)(14)(17)
	Total Specialty Retail				$9,703	$9,712
Trading Companies & Distributors
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	12/30/32	$4,357	$4,292	$4,265	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/32	120	110	106	(9)(13)(14)(17)
					4,402	4,371
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	01/07/28	10,038	9,990	10,027	(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+551, 1.00% Floor	01/07/28	—	(2)	(1)	(9)(12)(13)(14)
					9,988	10,026
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	S+475, 1.75% Floor	10/01/31	1,937	1,914	1,914	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.75% Floor	10/01/31	—	(2)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.75% Floor	10/01/31	—	(2)	(3)	(9)(12)(13)(14)
					1,910	1,907
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/07/31	9,653	9,534	9,556	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/07/31	99	98	98	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/07/31	35	34	34	(9)(13)(14)(17)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	62	(6)(9)
					9,696	9,750
	Total Trading Companies & Distributors				$25,996	$26,054
Wireless Telecommunication Services
Kane Communications LLC
Instrata Communications, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	12/31/29	$9,556	$9,411	$9,363	(9)(17)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	12/31/29	—	(9)	(9)	(9)(12)(13)(14)
	Total Wireless Telecommunication Services				$9,402	$9,354
Total Investments before Cash Equivalents					$968,958	$934,425
Goldman Sachs Financial Square Government Institutional Fund		N/A	N/A	$7,665	$7,665	$7,665
State Street Institutional U.S. Government Money Market Fund Opportunity		N/A	N/A	$3,523	$3,523	$3,523
Total Investment after Cash Equivalents					$980,146	$945,613	(2)(7)

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	6/17/2026	$5,012	C$	6,775	Note 4
Foreign currency forward contract	6/17/2026	982		€854	Note 4
Foreign currency forward contract	6/17/2026	3,727		£2,816	Note 4

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(1)
Fair value is determined in good faith subject to the oversight of the board of trustees of the Company (the "Board") (see Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD ("$") unless otherwise noted, British Pound (“£”), Canadian Dollar (“C$”), European Euro (“€”). Par amount represents funded commitments. See Note 14 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (“SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(11)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2026, non-qualifying assets represented approximately 4.5% of the total assets of the Company.
(12)
The negative fair value is the result of the commitment being valued below par.
(13)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(14)
As of March 31, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Packaging Intermediateco, LLC	$1,098	$—	$—	$1,098
AGDATA Midco, LLC	2,207	—	—	2,207
AKAM Buyer, Inc.	2,109	—	—	2,109
AMI Buyer, Inc.	100	—	—	100
Accelevation LLC	136	33	—	102
AeroMed Group LLC	1,833	320	—	1,513
American Restoration Holdings, LLC	384	127	—	257
Amylu Borrower Sub, LLC	1,873	—	—	1,873
Arcadia Solutions, Inc.	1,071	—	—	1,071
Aspen Aerogels, Inc.	100	7	—	93
Bingo Group Buyer, Inc.	916	3	—	913
Brush Group Bidco Limited*	1,985	—	—	1,985
Bullcave Limited	100	67	—	33
CARDS-Live Oak Holdings, Inc.	700	113	—	588
CI (MG) GROUP, LLC	1,556	294	—	1,262
CRS Holdings, Inc.	75	—	8	67
Chronicle Parent LLC	1,331	—	—	1,331
Club Car Wash Operating, LLC	300	—	—	300
Club Champion LLC	100	37	—	63
Cool Buyer, Inc.	200	100	—	100
Crumbl Enterprises LLC	185	—	—	185
D&D Buyer, LLC	1,724	—	—	1,724
DCM Parent, LLC	775	—	—	775
DRS Holdings III, Inc.	570	—	—	570
DecisionHR Holdings, Inc.	1,596	—	—	1,596
Distinct Holdings Inc	100	72	27	2
Eagle U.S. Purchaser, Inc.	707	—	—	707
ePac Holdings LLC	1,444	—	82	1,362
F&M Buyer LLC	1,620	—	—	1,620
Flow Control Intermediate Holdings 2.0, LLC	1,927	—	—	1,927
Four Winds Interactive LLC	200	—	—	200
GC Waves Holdings, Inc.	100	—	—	100
HALO Buyer, Inc	100	31	—	69
Health Management Associates Superholdings, Inc.	972	—	—	972
IOTA HOLDINGS 3	1,316	362	2	952
Ideal Components Acquisition, LLC	1,889	115	17	1,758
Industrial Service Solutions WC, Inc.	370	25	—	346
Instrata Communications, LLC (fka Kane Communications LLC)	444	—	—	444
Justin's LLC	417	—	—	417
KL Charlie Acquisition Company	598	—	—	598
Lindstrom, LLC	643	120	90	433
Lotus Topco Inc.	63	—	—	63
Lunar Buyer, LLC	200	42	—	158
MRO Parent Corporation	370	—	—	370

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
MacQueen Equipment, LLC	500	—	—	500
Merative L.P.	441	—	—	441
Metz Culinary Management, LLC	411	—	—	411
NCP-MSI Buyer	1,333	956	—	378
NPPI Buyer, LLC	200	—	—	200
Natus Sensory, Inc.	200	—	—	200
Oak Point Partners, LLC	926	—	—	926
Orion Buyer, LLC	200	100	—	100
PMA Parent Holdings, LLC	100	—	—	100
Pace Health Companies, LLC	2,000	—	—	2,000
Pai Middle Tier, LLC	100	10	—	90
Patriot MCN Buyer Corp.	563	—	—	563
Pavement Preservation Acquisition, LLC	636	46	15	575
Protein For Pets Opco, LLC	100	—	—	100
Pure Upper Holdco LLC	1,778	—	—	1,778
Rarebreed Veterinary Partners, Inc.	100	20	5	75
Regis Corporation	100	4	20	76
Relevant Industrial, LLC	2,197	—	—	2,197
Ronnoco Holdings, Inc.	1,448	385	—	1,062
SENDERRA RX ACQUISITION, LLC	385	77	—	308
Saffron Bidco Ltd*	132	—	—	132
Silk Holdings III Corp.	625	—	—	625
Sperry Acquisition, LLC	53	—	—	53
TCW Midco LLC	393	—	—	393
TS Investors, LLC	1,178	—	—	1,178
Tarrytown Acquisition Holdings, LLC	708	—	—	708
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	17	—	183
Total Power Limited	2,308	—	—	2,308
Total Power Limited*	237	—	1	236
Traffic Management Solutions, LLC	3,225	—	18	3,207
Trillium Health Care Products Inc.	68	54	—	15
Trillium Health Care Products Inc.*	32	—	—	32
Tyber Medical LLC	1,389	346	—	1,043
Ultra Clean Holdco LLC	1,121	—	—	1,121
Uniguest Holdings, Inc	200	—	—	200
Vixxo Corporation	50	—	—	50
Vybond Buyer, LLC	200	—	—	200
WC ORS Buyer, Inc.	100	35	—	65
WH BorrowerCo, LLC	138	23	—	115
Total Commitments	62,682	3,940	284	58,458

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2026 exchange rate.

** For all letters of credit issued and outstanding on March 31, 2026, $45 will expire in 2026, $216 will expire in 2027 and $22 will expire in 2030.

(15)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $2,715 or 0.7% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
AWRG Parent LLC	Common Equity - Stock	6/18/2025
AWRG Parent LLC	Common Equity - Stock	6/18/2025
Eagle Aggregator Ltd	Common Equity - Stock	12/31/2025
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	12/31/2025
Justin's LLC	Common Equity - Stock	12/15/2025
LAV Gear Holdings, inc (d/b/a 4Wall Entertainment, Inc.)	Common Equity - Stock	7/31/2025
AKAM Group Holdings, L.P.	Common Equity - Stock	2/27/2026
Ronnoco Holdings, Inc.	Common Equity - Stock	3/17/2025
Ronnoco Holdings, Inc.	Common Equity - Stock	4/1/2025
Xanitos TopCo, LLC	Common Equity - Membership Interest	12/3/2025

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(16)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2026 was 3.68%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2026 was 3.70%.
(19)
The interest rate on these loans is subject to SONIA, which as of March 31, 2026 was 3.73%.
(20)
The interest rate on these loans is subject to 1 month CORRA, which as of March 31, 2026 was 2.28%.
(21)
The interest rate on these loans is subject to Prime, which as of March 31, 2026 was 6.75%.
(22)
The interest rate on these loans is subject to 3 months EURIBOR, which as of March 31, 2026 was 2.08%
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of March 31, 2026 was 2.48%.
(24)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and March 31, 2026 along with transactions during the three months ended March 31, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at Year ended December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
AWRG Borrower LLC, Term Loan	$5,343	$—	$(28)	$(1,212)	$4,103	$—	$—
AWRG Parent LLC, Stock	1,079	—	—	(708)	371	—	—
	$6,422	$—	$(28)	$(1,920)	$4,473	$—	$—
•
Gross additions include increases in the basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(25)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2026:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$12,411	$—	$104	$12,515
Air Freight & Logistics	13,227	—	2,736	15,963
Automobile Components	12,428	—	34	12,462
Beverages	3,839	—	50	3,889
Building Products	3,163	—	—	3,163
Chemicals	17,111	—	—	17,111
Commercial Services & Supplies	50,702	—	2,814	53,516
Construction & Engineering	36,873	—	—	36,873
Consumer Staples Distribution & Retail	18,093	—	—	18,093
Containers & Packaging	37,813	—	—	37,813
Diversified Consumer Services	59,794	—	—	59,794
Electrical Equipment	26,426	—	—	26,426
Electronic Equipment, Instruments & Components	32,036	—	—	32,036
Entertainment	7,179	—	—	7,179
Financial Services	34,612	—	—	34,612
Food Products	30,814	—	100	30,914
Ground Transportation	7,559	—	—	7,559
Health Care Equipment & Supplies	44,541	—	—	44,541
Health Care Providers & Services	131,780	—	100	131,880
Health Care Technology	17,908	—	—	17,908
Hotels, Restaurants & Leisure	23,471	—	—	23,471
Household Products	9,271	—	—	9,271
Insurance	15,459	—	—	15,459
IT Services	19,404	—	—	19,404
Leisure Products	12,973	—	—	12,973
Machinery	35,466	—	—	35,466
Media	28,183	—	—	28,183
Multi-Utilities	16,160	—	—	16,160
Paper & Forest Products	7,331	—	—	7,331
Personal Care Products	34,642	—	—	34,642
Pharmaceuticals	39,868	19	149	40,036
Professional Services	26,117	—	—	26,117
Real Estate Management & Development	2,827	—	100	2,927
Software	40,995	—	—	40,995
Specialty Retail	9,703	—	—	9,703
Trading Companies & Distributors	25,966	—	30	25,996
Wireless Telecommunication Services	9,402	—	—	9,402
Total Non-Controlled / Non-Affiliated Investments	$955,547	$19	$6,217	$961,783
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,515	—	1,660	7,175
Total Non-Controlled / Affiliated Investments	$5,515	$—	$1,660	$7,175
Total	$961,062	$19	$7,877	$968,958

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(26)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2026:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$12,414	$—	$113	$12,527	3.3%
Air Freight & Logistics	13,258	—	—	13,258	3.5%
Automobile Components	12,291	—	8	12,299	3.2%
Beverages	3,865	—	50	3,915	1.0%
Building Products	3,199	—	—	3,199	0.8%
Chemicals	16,770	—	—	16,770	4.4%
Commercial Services & Supplies	50,053	—	1,989	52,042	13.6%
Construction & Engineering	36,956	—	—	36,956	9.7%
Consumer Staples Distribution & Retail	17,975	—	—	17,975	4.7%
Containers & Packaging	37,621	—	—	37,621	9.9%
Diversified Consumer Services	59,609	—	—	59,609	15.6%
Electrical Equipment	22,094	—	—	22,094	5.8%
Electronic Equipment, Instruments & Components	31,681	—	—	31,681	8.3%
Entertainment	7,179	—	—	7,179	1.9%
Financial Services	34,184	—	—	34,184	9.0%
Food Products	30,392	—	100	30,492	8.0%
Ground Transportation	7,095	—	—	7,095	1.9%
Health Care Equipment & Supplies	44,138	—	—	44,138	11.6%
Health Care Providers & Services	124,711	—	104	124,815	32.7%
Health Care Technology	13,777	—	—	13,777	3.6%
Hotels, Restaurants & Leisure	21,909	—		21,909	5.7%
Household Products	9,203	—	—	9,203	2.4%
Insurance	15,485	—	—	15,485	4.1%
IT Services	18,553	—	—	18,553	4.9%
Leisure Products	12,769	—	—	12,769	3.3%
Machinery	35,100	—	—	35,100	9.2%
Media	27,585	—	—	27,585	7.2%
Multi-Utilities	13,321	—	—	13,321	3.5%
Paper & Forest Products	7,158	—	—	7,158	1.9%
Personal Care Products	33,890	—	—	33,890	8.9%
Pharmaceuticals	38,968	—	42	39,010	10.2%
Professional Services	25,903	—	—	25,903	6.8%
Real Estate Management & Development	2,827	—	100	2,927	0.8%
Software	40,393	—	—	40,393	10.6%
Specialty Retail	9,712	—	—	9,712	2.5%
Trading Companies & Distributors	25,992	—	62	26,054	6.8%
Wireless Telecommunication Services	9,354	—	—	9,354	2.5%
Total Non-Controlled / Non-Affiliated Investments	$927,384	$—	$2,568	$929,952	243.8%
% of Net Assets	243.1%	0.0%	0.7%	243.8%
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	4,102	—	371	4,473	1.2%
Total Non-Controlled / Affiliated Investments	$4,102	$—	$371	$4,473	1.2%
% of Net Assets	1.1%	0.0%	0.1%	1.2%
Total	$931,486	$—	$2,939	$934,425	245.0%
% of Net Assets	244.2%	0.0%	0.8%	245.0%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2026
Health Care Providers & Services	13.3%
Diversified Consumer Services	6.4%
Commercial Services & Supplies	5.6%
Health Care Equipment & Supplies	4.7%
Software	4.3%
Pharmaceuticals	4.2%
Containers & Packaging	4.0%
Construction & Engineering	4.0%
Machinery	3.8%
Financial Services	3.7%
Personal Care Products	3.6%
Electronic Equipment, Instruments & Components	3.4%
Food Products	3.3%
Media	3.0%
Hotels, Restaurants & Leisure	2.8%
Trading Companies & Distributors	2.8%
Professional Services	2.8%
Electrical Equipment	2.4%
IT Services	2.0%
Consumer Staples Distribution & Retail	1.9%
Chemicals	1.8%
Insurance	1.7%
Health Care Technology	1.5%
Multi-Utilities	1.4%
Air Freight & Logistics	1.4%
Leisure Products	1.4%
Aerospace & Defense	1.3%
Automobile Components	1.3%
Specialty Retail	1.0%
Wireless Telecommunication Services	1.0%
Household Products	1.0%
Entertainment	0.8%
Paper & Forest Products	0.8%
Ground Transportation	0.8%
Beverages	0.4%
Building Products	0.3%
Real Estate Management & Development	0.3%
100.0%

Geographic Region	March 31, 2026
United States	95.5%
United Kingdom	2.7%
Canada	1.8%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Aerospace & Defense
Beaufort
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	N/A	N/A	36,288 Shares	$49	$49	(9)(11)
	Common Equity - Stock	N/A	N/A	741 Shares	1	1	(9)(11)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/31/32	$4,243	4,179	4,179	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/31/32	—	(11)	(11)	(9)(11)(12)(13) (14)
					4,218	4,218
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	02/03/31	4,776	4,713	4,712	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	02/03/31	100	99	99	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	02/03/31	20	19	19	(9)(13)(14)(17)
Sperry Parent Holdings, L.P.	Common Equity - Stock	N/A	N/A	494 Shares	49	48	(6)(9)(15)
					4,880	4,878
		Total Aerospace & Defense			$9,098	$9,096
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/01/29	$7,820	$7,659	$7,820	(9)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	05/01/29	2,488	2,465	2,488	(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/01/29	998	988	988	(9)(17)
					11,112	11,296
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	S+700 PIK, 1.00% Floor	05/27/30	1,965	1,965	1,917	(9)(17)
	First Lien Secured Debt - Term Loan	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	111	111	111	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	—	—	—	(9)(13)(14)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,736	—	(6)(9)(15)
					4,812	2,028
		Total Air Freight & Logistics			$15,924	$13,324

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	11/05/26	$7,719	$7,683	$7,692	(17)
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	34	18	(6)(9)(15)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/30	4,752	4,692	4,598	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/30	50	49	47	(9)(13)(14)(17)
					4,774	4,660
		Total Automobile Components			$12,457	$12,352
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	03/17/31	$3,525	$3,478	$3,473	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	03/17/31	193	174	171	(9)(13)(14)(17)
	Common Equity - Stock	N/A	N/A	553 Shares	50	50	(6)(9)(15)
		Total Beverages			$3,702	$3,694
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Delayed Draw	S+650, 2.00% Floor	10/04/28	$2,469	$2,424	$2,419	(9)(17)
Omnimax International, LLC
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/06/30	11,232	11,027	11,020	(9)(17)(18)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/06/30	99	98	97	(9)(18)
					11,125	11,117
		Total Building Products			$13,549	$13,536
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+500, 4.50% Floor	08/19/29	$7,326	$7,213	$7,125	(9)(11)(16)
	First Lien Secured Debt - Revolver	S+510, 2.50% Floor	08/19/29	15	15	13	(9)(11)(13)(14) (16)
					7,228	7,138

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/03/30	4,752	4,673	4,609	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/03/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/03/30	42	41	39	(9)(13)(14)(17)
					4,713	4,645
Universal Fiber Systems
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	09/30/28	5,727	5,685	5,494	(17)
		Total Chemicals			$17,626	$17,277
Commercial Services & Supplies
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	07/10/31	$9,073	$8,978	$9,028	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	07/10/31	100	95	95	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	07/10/31	3	2	3	(9)(13)(14)(17)
					9,075	9,126
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/21/32	1,575	1,560	1,559	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/21/32	—	(3)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	P+375, 0.75% Floor	10/21/32	100	97	97	(9)(13)(14)(21)
					1,654	1,653
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	07/24/27	7,850	7,815	7,747	(17)
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	S+250 Cash plus 3.43% PIK, 1.00% Floor	07/31/29	4,293	4,167	4,068	(16)
	Common Equity - Stock	N/A	N/A	18,105 Shares	2,815	2,444	(6)(15)
					6,982	6,512
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/02/28	7,817	7,757	7,765	(17)
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/09/30	4,716	4,638	4,657	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/09/30	100	98	99	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/09/30	—	(2)	(1)	(9)(12)(13)(14)
					4,734	4,755

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/22/27	7,817	7,454	7,343	(17)
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/01/30	2,025	2,001	2,010	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/01/30	—	—	—	(9)(13)(14)
					2,001	2,010
		Total Commercial Services & Supplies			$47,472	$46,911
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/02/31	$4,776	$4,714	$4,788	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	01/02/31	64	63	64	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	01/02/31	17	15	17	(9)(13)(14)(17)
					4,792	4,869
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	07/24/30	10,138	9,984	10,037	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/24/30	374	370	368	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	07/24/30	84	82	82	(9)(13)(14)(17)
					10,436	10,487
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	03/11/27	7,495	7,452	7,478	(17)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	06/06/30	1,785	1,757	1,763	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	06/06/30	25	24	24	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	06/06/30	—	(1)	(1)	(9)(12)(13)(14)
					1,780	1,786
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	02/13/32	896	879	889	(9)(17)
SAFEbuilt, LLC
SAFEbuilt, LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	01/16/26	7,930	7,930	7,921	(17)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/30	6,528	6,450	6,487	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/30	99	87	84	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/30	—	(10)	(7)	(9)(12)(13)(14)
					6,527	6,564
		Total Construction & Engineering			$39,796	$39,994

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/20/30	$7,782	$7,660	$7,626	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	09/20/30	20	19	18	(9)(13)(14)(17)
					7,679	7,644
Turkey Hill
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	01/31/28	8,389	8,381	8,263	(9)(17)
		Total Consumer Staples Distribution & Retail			$16,060	$15,907
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/22/31	$6,386	$6,294	$6,291	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/22/31	—	(16)	(16)	(9)(12)(13)(14)
					6,278	6,275
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/03/32	9,751	9,619	9,678	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/03/32	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/03/32	—	(1)	(1)	(9)(12)(13)(14)
					9,617	9,676
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/24/31	2,902	2,870	2,873	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	03/24/31	750	742	743	(9)(17)
	First Lien Secured Debt - Revolver	S+375, 0.75% Floor	03/24/31	846	831	829	(9)(13)(14)(17)
					4,443	4,445
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/20/29	9,678	9,566	9,605	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/20/29	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/20/29	—	(1)	(1)	(9)(12)(13)(14)
					9,564	9,603
		Total Containers & Packaging			$29,902	$29,999
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+615, 1.00% Floor	06/16/27	$9,343	$9,269	$9,283	(9)(13)(14)(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Go Car Wash
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	06/30/28	7,816	7,767	7,651	(9)(17)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/07/30	3,367	3,324	3,334	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/07/30	12	12	12	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/07/30	—	(1)	—	(9)(13)(14)
					3,335	3,346
Mariani
CI (MG) Group, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	03/27/30	4,720	4,658	4,656	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	03/27/30	1,168	1,147	1,139	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	03/27/30	294	287	287	(9)(13)(14)(17)
					6,092	6,082
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/23/27	7,878	7,773	7,878	(17)
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	06/24/29	10,106	9,956	9,954	(9)(16)
	First Lien Secured Debt - Revolver	P+000, 2.50% Floor	06/24/29	4	3	3	(9)(13)(14)(21)
					9,959	9,957
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/29	4,752	4,714	4,704	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/29	2,472	2,447	2,445	(9)(13)(14)(16) (17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/29	—	(1)	(1)	(9)(12)(13)(14)
					7,160	7,148
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	07/01/30	6,705	6,611	6,588	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	07/01/30	1,060	1,039	1,023	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	07/01/30	—	(1)	(1)	(9)(12)(13)(14)
					7,649	7,610
		Total Diversified Consumer Services			$59,006	$58,955

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	07/30/31		£5,985	$7,815	$7,946	(9)(11)(24)
	First Lien Secured Debt - Revolver	SONIA+500, 0.00% Floor	07/30/31		£—	(28)	(30)	(9)(11)(12)(13) (14)
						7,787	7,916
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/28/29		10,200	10,081	10,149	(9)(17)
Kauffman
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.27%	09/30/26		8,926	8,408	5,410	(5)(9)
		Total Electrical Equipment				$26,276	$23,475
Electronic Equipment, Instruments & Compone
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	01/10/29		$7,818	$7,716	$7,652	(17)
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	8,690	6,225	6,268	(9)(11)(20)
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	07/22/30		988	973	978	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	63	45	45	(9)(11)(13)(14) (20)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	07/22/30		—	(12)	(23)	(9)(11)(12)(13) (14)
	First Lien Secured Debt - Revolver	CORRA+450, 0.75% Floor	07/22/30	C$	—	(3)	(2)	(9)(11)(12)(13) (14)
						7,228	7,266
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	12/01/27		7,817	7,777	7,807	(16)
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/18/30		9,490	9,377	9,394	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/18/30		—	(1)	(1)	(9)(12)(13)(14)
						9,376	9,393
		Total Electronic Equipment, Instruments & Components				$32,097	$32,118
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	07/01/27		$7,282	$7,282	$7,246	(9)(17)
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	07/23/29		4,780	4,707	4,685	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	07/23/29		65	64	63	(9)(11)(13)(14) (17)
						4,771	4,748
		Total Entertainment				$12,053	$11,994

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+195 Cash plus 5.45% PIK, 1.00% Floor	01/21/27	$8,122	$8,106	$7,960	(9)(17)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/04/30	9,678	9,678	9,631	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/04/30	99	99	99	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/04/30	—	—	—	(9)(13)(14)
					9,777	9,730
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/31/31	4,888	4,844	4,839	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/31/31	—	(1)	(1)	(9)(12)(13)(14)
					4,843	4,838
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	10/02/28	7,834	7,813	7,800	(17)
		Total Financial Services			$30,539	$30,328
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/10/31	$5,455	$5,404	$5,469	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/10/31	—	(4)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/10/31	—	(10)	—	(9)(13)(14)
					5,390	5,469
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+665, 1.00% Floor	07/30/27	7,816	7,664	7,680	(9)(17)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+115 Cash plus 5.25% PIK, 1.00% Floor	12/29/28	7,817	7,756	7,523	(16)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/17/27	7,795	7,743	7,614	(17)
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/15/31	2,083	2,052	2,052	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/15/31	—	(6)	(6)	(9)(12)(13)(14)
	Common Equity - Stock	N/A	N/A	100,000 Shares	100	100	(9)(15)
					2,146	2,146
		Total Food Products			$30,699	$30,432

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Ground Transportation
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/03/26	$7,621	$7,608	$7,526	(9)(17)
		Total Ground Transportation			$7,608	$7,526
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	03/08/28	$7,818	$7,685	$7,461	(17)
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	09/08/26	10,305	10,251	10,214	(9)(17)
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/01/27	2,494	2,469	2,469	(9)(17)
Dragonfly Health, Inc (fka StateServ Acquis
Dragonfly Health, Inc	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	11/19/30	7,817	7,740	7,768	(17)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/26/28	7,837	7,791	7,837	(9)(17)
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	01/07/31	4,665	4,604	4,554	(9)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	01/07/31	€95	98	109	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	01/07/31	—	(1)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	01/07/31	—	(1)	(2)	(9)(12)(13)(14)
					4,700	4,659
Project Titan
Titan Luxco I SARL	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/12/32	3,022	2,994	2,992	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	06/12/32	€589	675	685	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/12/32	—	(4)	(8)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/12/31	183	180	179	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	06/12/31	€65	63	63	(9)(13)(14)(22)
					3,908	3,911
		Total Health Care Equipment & Supplies			$44,544	$44,319
Health Care Providers & Services
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/05/29	$9,817	$9,771	$9,717	(9)(17)
EyeSouth
SCP Eye Care Services, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/05/29	7,819	7,629	7,628	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/22/27	7,857	7,811	7,531	(16)
KureSmart
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/30/30	6,727	6,726	6,724	(9)(17)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	03/01/29	7,819	7,687	7,760	(9)(17)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	S+100 Cash plus 5.75% PIK, 1.00% Floor	01/12/28	8,116	8,020	7,933	(9)(17)
	First Lien Secured Debt - Term Loan	S+650 PIK, 1% Floor	01/12/28	417	412	417	(9)(17)
					8,432	8,350
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/29/30	7,817	7,812	7,801	(17)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/18/30	7,683	7,565	7,568	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	04/18/30	115	113	113	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	04/18/30	—	(1)	(1)	(9)(12)(13)(14)
					7,677	7,680
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	08/02/27	7,813	7,747	7,759	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/02/27	—	(16)	(14)	(9)(12)(13)(14)
					7,731	7,745
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/12/32	1,713	1,696	1,696	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/12/32	—	(2)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/12/32	—	(3)	(3)	(9)(12)(13)(14)
					1,691	1,691
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/04/29	7,820	7,766	7,780	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/04/29	820	810	814	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	05/04/29	—	(6)	(3)	(9)(12)(13)(14)
					8,570	8,591
Thomas Scientific
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+340 Cash plus 4.50% PIK, 1.00% Floor	12/14/27	8,386	8,316	8,098	(9)(17)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/28	7,439	7,355	7,049	(17)

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	03/27/28	7,936	7,868	7,816	(17)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+460 Cash plus 2.50% PIK, 1.00% Floor	09/30/27	8,231	8,167	7,578	(17)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	10.50%	03/31/27	8,127	7,798	4,729	(5)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	03/09/27	7,817	7,729	7,720	(17)
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	12/03/31	3,222	3,190	3,190	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	12/03/31	—	(4)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	12/03/31	—	(9)	(9)	(9)(12)(13)(14)
Xanitos TopCo, LLC	Common Equity - Membership Interest	N/A	N/A	100,000 Shares	100	100	(9)(15)
					3,277	3,277
		Total Health Care Providers & Services			$132,047	$127,485
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	08/12/32	$6,429	$6,367	$6,364	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	08/12/32	—	(10)	(11)	(9)(12)(13)(14)
					6,357	6,353
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/30/32	2,059	2,049	2,049	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/30/32	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	09/30/32	—	(1)	(1)	(9)(12)(13)(14)
					2,047	2,047
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/09/32	2,124	2,095	2,103	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	06/09/32	—	(2)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/09/32	—	(2)	(2)	(9)(12)(13)(14)
					2,091	2,099
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	9.32%	09/30/27	7,763	7,440	3,885	(5)
		Total Health Care Technology			$17,935	$14,384

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Hotels, Restaurants & Leisure
American West
AWRG Borrower LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/18/30	$5,543	$5,543	$5,343	(17)(25)
AWRG Parent LLC	Common Equity - Stock	N/A	N/A	807,101 Shares	1,659	1,079	(6)(15)(25)
					7,202	6,422
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	05/05/32	2,303	2,282	2,280	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	05/05/32	—	(2)	(2)	(9)(12)(13)(14)
					2,280	2,278
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	04/03/28	7,693	7,626	7,155	(9)(16)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	08/16/26	6,946	6,910	6,650	(9)(16)
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/02/30	8,800	8,693	8,602	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/02/30	47	46	45	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/02/30	23	22	21	(9)(13)(14)(17)
					8,761	8,668
		Total Hotels, Restaurants & Leisure			$32,779	$31,173
Household Products
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	08/14/28	$7,818	$7,721	$7,740	(9)(17)
		Total Household Products			$7,721	$7,740
Insurance
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/29/28	$7,816	$7,724	$7,777	(9)(17)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/27	7,817	7,760	7,794	(17)
		Total Insurance			$15,484	$15,571

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
IT Services
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	07/18/29	$9,776	$9,647	$9,487	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	07/18/29	72	70	69	(9)(13)(14)(17)
					9,717	9,556
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/06/30	9,776	9,657	9,703	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/06/30	67	65	66	(9)(13)(14)(17)
					9,722	9,769
		Total IT Services			$19,439	$19,325
Leisure Products
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/12/27	$7,817	$7,768	$7,700	(9)(11)(17)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Delayed Draw	S+640, 1.00% Floor	10/04/27	5,341	5,202	5,194	(17)
		Total Leisure Products			$12,970	$12,894
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	02/26/27	$7,938	$7,884	$7,853	(17)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/01/31	2,653	2,617	2,640	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	05/01/31	—	(11)	(8)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	05/01/31	—	(9)	(3)	(9)(12)(13)(14)
					2,597	2,629
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/30/32	5,597	5,517	5,555	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/30/32	—	(7)	(8)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/30/32	115	103	108	(9)(13)(14)(17)
					5,613	5,655
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	03/31/32	6,153	6,067	6,061	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	03/31/32	347	331	328	(9)(13)(14)(17)
					6,398	6,389

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/09/27	7,817	7,736	7,682	(16)
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/16/31	2,724	2,693	2,690	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/16/31	65	55	43	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	P+375, 1.00% Floor	05/16/31	48	42	42	(9)(13)(14)(21)
					2,790	2,775
		Total Machinery			$33,018	$32,983
Media
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/30/26	$7,815	$7,744	$7,776	(9)(17)
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	08/07/29	4,863	4,782	4,767	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	08/07/29	36	34	34	(9)(13)(14)(17)
					4,816	4,801
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/26	7,815	7,745	7,702	(17)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/15/28	6,684	6,519	6,335	(17)
		Total Media			$26,824	$26,614
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 1.50% Floor	05/03/29	$8,470	$8,326	$6,814	(4)(9)(17)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	04/29/30	7,820	7,657	7,663	(9)(17)
		Total Multi-Utilities			$15,983	$14,477
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/04/31	$7,444	$7,345	$7,294	(9)(17)
		Total Paper & Forest Products			$7,345	$7,294

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	04/02/29	$7,818	$7,714	$7,706	(17)
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/01/28	8,963	8,926	8,918	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/01/28	—	(2)	(3)	(9)(12)(13)(14)
					8,924	8,915
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+500 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	8,844	8,796	8,394	(9)(17)
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/03/32	9,375	9,261	9,281	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/03/32	125	119	119	(9)(13)(14)(17)
					9,380	9,400
		Total Personal Care Products			$34,814	$34,415
Pharmaceuticals
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	07/18/30	$8,690	$8,550	$8,256	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	07/18/30	—	(1)	(5)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	P+400, 1.00% Floor	07/18/30	100	98	95	(9)(14)(21)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	—	(6)(9)(15)
	Unsecured Debt - Promissory Note	11.34%	07/11/30	19	19	—	(9)
					8,765	8,346
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	02/13/32	7,363	7,263	7,278	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	02/13/32	14	13	13	(9)(13)(14)(17)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	50 Shares	50	53	(9)(15)(6)
					7,326	7,344
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	9,749	9,585	9,457	(9)(11)(18)
	First Lien Secured Debt - Term Loan	E+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	€98	107	112	(9)(11)(23)
	First Lien Secured Debt - Delayed Draw	SONIA+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	£—	—	(4)	(9)(11)(12)(13) (14)
					9,692	9,565

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	04/04/29		7,820	7,780	7,820	(9)(17)
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/06/31		9,801	9,634	9,482	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/06/31		54	53	51	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	CORRA+525, 1.00% Floor	08/06/31	C$	—	—	(1)	(9)(12)(13)(14)
						9,687	9,532
		Total Pharmaceuticals				$43,250	$42,607
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	07/01/30		$2,793	$2,765	$2,751	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	07/01/30		—	(11)	(33)	(9)(12)(13)(14)
						2,754	2,718
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/12/31		4,193	4,137	4,130	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	03/12/31		—	(10)	(12)	(9)(12)(13)(14)
						4,127	4,118
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	12/08/31		3,404	3,371	3,370	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	12/08/31		—	(5)	(5)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	12/08/31		—	(5)	(5)	(9)(12)(13)(14)
						3,361	3,360
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	04/07/29		7,739	7,619	7,642	(9)(17)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/15/31		3,501	3,469	3,466	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	04/15/31		91	86	80	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	04/15/31		—	(3)	(4)	(9)(12)(13)(14)
						3,552	3,542

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/20/31	4,752	4,710	4,704	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/20/31	—	—	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/30	14	13	13	(9)(13)(14)(17)
					4,723	4,716
		Total Professional Services			$26,136	$26,096
Software
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/17/31	$4,863	$4,800	$4,863	(9)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/17/31	—	(1)	—	(9)(13)(14)
					4,799	4,863
CM Acquisitions Holdings Inc. (fka Sisterco
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	01/28/28	6,668	6,654	6,633	(17)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	06/24/27	10,015	9,952	9,930	(9)(17)
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	03/18/32	3,380	3,349	3,380	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	03/18/32	—	(5)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	03/18/32	—	(4)	—	(9)(13)(14)
					3,340	3,380
Litify
Litify LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	02/02/29	4,000	3,930	3,920	(17)(9)
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	02/20/30	4,776	4,694	4,728	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	02/20/30	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	02/20/30	—	(2)	(1)	(9)(12)(13)(14)
					4,691	4,726
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/30	9,702	9,578	9,566	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/30	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/30	—	(1)	(1)	(9)(12)(13)(14)
					9,576	9,564
		Total Software			$42,942	$43,016

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/14/29	$9,799	$9,686	$9,701	(17)(9)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/14/29	37	36	36	(17)(9)(13)(14)
		Total Specialty Retail			$9,722	$9,737
Trading Companies & Distributors
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	12/30/32	$4,357	$4,292	$4,292	(17)(9)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/32	236	226	226	(17)(9)(13)(14)
					4,518	4,518
MacQueen Equipment
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	01/07/28	7,788	7,758	7,781	(16)
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	S+475, 1.75% Floor	10/01/31	1,937	1,913	1,912	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+475, 1.75% Floor	10/01/31	—	(2)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.75% Floor	10/01/31	—	(3)	(3)	(9)(12)(13)(14)
					1,908	1,907
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/07/31	9,678	9,554	9,581	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	08/07/31	99	98	98	(17)(9)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/07/31	18	17	17	(17)(9)(13)(14)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	53	(6)(9)(15)
					9,699	9,749
		Total Trading Companies & Distributors			$23,883	$23,955
Transportation Infrastructure
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/09/29	$3,743	$3,702	$3,743	(17)(9)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	05/09/29	146	144	146	(17)(9)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	05/09/29	27	25	27	(17)(9)(13)(14)
		Total Transportation Infrastructure			$3,871	$3,916
Wireless Telecommunication Services
Kane Communications LLC
Kane Communications LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	08/09/27	$8,000	$7,921	$7,877	(17)
		Total Wireless Telecommunication Services			$7,921	$7,877
Total Investments					$962,492	$942,796	(2)(7)

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	3/18/2026	$2,898	C$	3,979	Note 4
Foreign currency forward contract	3/18/2026	996		€850	Note 4
Foreign currency forward contract	3/18/2026	3,518		£2,640	Note 4

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(1)
Fair value is determined in good faith subject to the oversight of the board of trustees of the Company (the "Board") (see Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD ("$") unless otherwise noted, British Pound (“£”), Canadian Dollar (“C$”), European Euro (“€”). Par amount represents funded commitments. See Note 14 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the SEC permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(11)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 5.0% of the total assets of the Company.
(12)
The negative fair value is the result of the commitment being valued below par.
(13)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(14)
As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Packaging Intermediateco, LLC	$1,098	$—	$—	$1,098
AGDATA Midco, LLC	2,207	—	—	2,207
AMI Buyer, Inc.	100	—	—	100
Accelevation LLC	136	17	—	119
American Restoration Holdings, LLC	428	84	—	344
Amylu Borrower Sub, LLC	2,031	—	—	2,031
Arcadia Solutions, Inc.	1,071	—	—	1,071
Aspen Aerogels, Inc.	100	15	—	85
Bingo Group Buyer, Inc.	916	3	—	913
Brush Group Bidco Limited*	2,022	—	—	2,022
Bullcave Limited	100	67	—	33
CARDS-Live Oak Holdings, Inc.	925	100	—	825
CI (MG) GROUP, LLC	1,565	294	—	1,271
CRS Holdings, Inc.	75	—	8	67
Chronicle Parent LLC	1,390	—	—	1,390
Club Car Wash Operating, LLC	1,200	—	—	1,200
Club Champion LLC	100	37	—	63
Cool Buyer, Inc.	199	50	—	149
Crumbl Enterprises LLC	185	—	—	185
DCM Parent, LLC	775	—	—	775
DRS Holdings III, Inc.	570	—	—	570
DecisionHR Holdings, Inc.	1,596	—	—	1,596
Distinct Holdings Inc	100	72	—	28
Eagle U.S. Purchaser, Inc.	707	—	—	707
F&M Buyer LLC	1,620	—	—	1,620
Flow Control Intermediate Holdings 2.0, LLC	2,333	—	—	2,333
Four Winds Interactive LLC	199	—	—	199
GAT-Airline Ground Support Inc	154	27	5	122
GC Waves Holdings, Inc.	100	—	—	100
HALO Buyer, Inc	100	36	—	64
IOTA HOLDINGS 3	1,316	347	2	967
Ideal Components Acquisition, LLC	1,889	115	—	1,775
Justin's LLC	417	—	—	417
Lindstrom, LLC	643	236	—	407
Lotus Topco Inc.	88	—	—	88
Lunar Buyer, LLC	200	42	—	158
MRO Parent Corporation	370	—	—	370
Merative L.P.	441	—	—	441
NCP-MSI Buyer	1,333	846	—	488
NPPI Buyer, LLC	200	—	—	200
Natus Sensory, Inc.	200	—	—	200
Orion Buyer, LLC	200	100	—	100
PMA Parent Holdings, LLC	100	—	—	100
Pace Health Companies, LLC	2,000	—	—	2,000

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Pai Middle Tier, LLC	100	14	—	86
Patriot MCN Buyer Corp.	563	—	—	563
Pavement Preservation Acquisition, LLC	100	—	—	100
Protein For Pets Opco, LLC	100	20	—	80
Pure Upper Holdco LLC	1,778	—	—	1,778
Rarebreed Veterinary Partners, Inc.	109	—	1	109
Regis Corporation	100	4	20	76
Relevant Industrial, LLC	2,196	48	—	2,149
Ronnoco Holdings, Inc.	1,448	193	—	1,255
SEKO Global Logistics Network, LLC	62	—	—	62
Saffron Bidco Ltd*	135	—	—	135
Silk Holdings III Corp.	625	125	—	500
Sperry Acquisition, LLC	100	20	—	80
TCW Midco LLC	393	—	—	393
TS Investors, LLC	1,178	—	—	1,178
Tarrytown Acquisition Holdings, LLC	787	—	—	787
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	14	—	186
Titan Luxco I SARL	1,389	248	—	1,141
Total Power Limited	2,308	—	—	2,308
Total Power Limited*	240	—	7	233
Traffic Management Solutions, LLC	3,225	—	—	3,225
Trillium Health Care Products Inc.	68	54	—	15
Trillium Health Care Products Inc.*	33	—	—	33
Ultra Clean Holdco LLC	1,121	—	—	1,121
Uniguest Holdings, Inc	200	—	—	200
Vixxo Corporation	50	—	—	50
Vybond Buyer, LLC	200	—	—	200
WC ORS Buyer, Inc.	100	18	—	82
WH BorrowerCo, LLC	153	23	—	130
WildBrain Ltd.	100	65	—	35
Total Commitments	52,763	3,332	43	49,388

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2025 exchange rate.

** For all letters of credit issued and outstanding on December 31, 2025, $35 will expire in 2026 and $8 will expire in 2030.

(15)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $3,924 or 1.0% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
AWRG Parent LLC	Common Equity - Stock	6/18/2025
AWRG Parent LLC	Common Equity - Stock	6/18/2025
Eagle Aggregator Ltd	Common Equity - Stock	12/31/2025
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	12/31/2025
Justin's LLC	Common Equity - Stock	12/15/2025
LAV Gear Holdings, inc (d/b/a 4Wall Entertainment, Inc.)	Common Equity - Stock	7/31/2025
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
Ronnoco Holdings, Inc.	Common Equity - Stock	3/17/2025
Ronnoco Holdings, Inc.	Common Equity - Stock	4/1/2025
Sperry Parent Holdings, L.P.	Common Equity - Stock	2/3/2025
Xanitos TopCo, LLC	Common Equity - Membership Interest	12/3/2025

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(16)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2025 was 3.65%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2025 was 3.57%.
(19)
The interest rate on these loans is subject to 12 months SOFR, which as of December 31, 2025 was 3.42%.
(20)
The interest rate on these loans is subject to 1 month CORRA, which as of December 31, 2025 was 2.26%.
(21)
The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(22)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2025 was 2.03%
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2025 was 2.11%.
(24)
The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(25)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and December 31, 2025 along with transactions during the year ended December 31, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at Year ended December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
AWRG Borrower LLC, Term Loan	$—	$5,557	$(14)	$(200)	$5,343	$—	$—
AWRG Parent LLC, Stock	—	1,660	—	(581)	1,079	—	—
	$—	$7,217	$(14)	$(781)	$6,422	$—	$—
•
Gross additions include increases in the basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(26)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$8,999	$—	$99	$9,098
Air Freight & Logistics	13,188	—	2,736	15,924
Automobile Components	12,423	—	34	12,457
Beverages	3,652	—	50	3,702
Building Products	13,549	—	—	13,549
Chemicals	17,626	—	—	17,626
Commercial Services & Supplies	44,657	—	2,815	47,472
Construction & Engineering	39,796	—	—	39,796
Consumer Staples Distribution & Retail	16,060	—	—	16,060
Containers & Packaging	29,902	—	—	29,902
Diversified Consumer Services	59,006	—	—	59,006
Electrical Equipment	26,276	—	—	26,276
Electronic Equipment, Instruments & Components	32,097	—	—	32,097
Entertainment	12,053	—	—	12,053
Financial Services	30,539	—	—	30,539
Food Products	30,599	—	100	30,699
Ground Transportation	7,608	—	—	7,608
Health Care Equipment & Supplies	44,544	—	—	44,544
Health Care Providers & Services	131,947	—	100	132,047
Health Care Technology	17,935	—	—	17,935
Hotels, Restaurants & Leisure	25,576	—	—	25,576
Household Products	7,721	—	—	7,721
Insurance	15,484	—	—	15,484
IT Services	19,439	—	—	19,439
Leisure Products	12,970	—	—	12,970
Machinery	33,018	—	—	33,018
Media	26,824	—	—	26,824
Multi-Utilities	15,983	—	—	15,983
Paper & Forest Products	7,345	—	—	7,345
Personal Care Products	34,814	—	—	34,814
Pharmaceuticals	43,082	19	149	43,250
Professional Services	26,136	—	—	26,136
Software	42,942	—	—	42,942
Specialty Retail	9,722	—	—	9,722
Trading Companies & Distributors	23,853	—	30	23,883
Transportation Infrastructure	3,871	—	—	3,871
Wireless Telecommunication Services	7,921	—	—	7,921
Total Non-Controlled / Non-Affiliated Investments	$949,157	$19	$6,113	$955,289
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,544	—	1,659	7,203
Total Non-Controlled / Affiliated Investments	$5,544	$—	$1,659	$7,203
Total	$954,701	$19	$7,772	$962,492

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(27)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2025:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$8,998	$—	$98	$9,096	2.3%
Air Freight & Logistics	13,324	—	—	13,324	3.4%
Automobile Components	12,334	—	18	12,352	3.1%
Beverages	3,644	—	50	3,694	0.9%
Building Products	13,536	—	—	13,536	3.4%
Chemicals	17,277	—	—	17,277	4.4%
Commercial Services & Supplies	44,467	—	2,444	46,911	11.8%
Construction & Engineering	39,994	—	—	39,994	10.1%
Consumer Staples Distribution & Retail	15,907	—	—	15,907	4.0%
Containers & Packaging	29,999	—	—	29,999	7.6%
Diversified Consumer Services	58,955	—	—	58,955	14.9%
Electrical Equipment	23,475	—	—	23,475	5.9%
Electronic Equipment, Instruments & Components	32,118	—	—	32,118	8.1%
Entertainment	11,994	—	—	11,994	3.0%
Financial Services	30,328	—	—	30,328	7.6%
Food Products	30,332	—	100	30,432	7.7%
Ground Transportation	7,526	—	—	7,526	1.9%
Health Care Equipment & Supplies	44,319	—	—	44,319	11.2%
Health Care Providers & Services	127,385	—	100	127,485	32.2%
Health Care Technology	14,384	—	—	14,384	3.6%
Hotels, Restaurants & Leisure	24,751	—	—	24,751	6.2%
Household Products	7,740	—	—	7,740	2.0%
Insurance	15,571	—	—	15,571	3.9%
IT Services	19,325	—	—	19,325	4.9%
Leisure Products	12,894	—	—	12,894	3.2%
Machinery	32,983	—	—	32,983	8.3%
Media	26,614	—	—	26,614	6.7%
Multi-Utilities	14,477	—	—	14,477	3.6%
Paper & Forest Products	7,294	—	—	7,294	1.8%
Personal Care Products	34,415	—	—	34,415	8.7%
Pharmaceuticals	42,554	—	53	42,607	10.7%
Professional Services	26,096	—	—	26,096	6.6%
Software	43,016	—	—	43,016	10.8%
Specialty Retail	9,737	—	—	9,737	2.5%
Trading Companies & Distributors	23,902	—	53	23,955	6.0%
Transportation Infrastructure	3,916	—	—	3,916	1.0%
Wireless Telecommunication Services	7,877	—	—	7,877	2.0%
Total Non-Controlled / Non-Affiliated Investments	$933,458	$—	$2,916	$936,374	236.0%
% of Net Assets	235.3%	0.0%	0.7%	236.0%
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,343	—	1,079	6,422	1.6%
Total Non-Controlled / Affiliated Investments	$5,343	$—	$1,079	$6,422	1.6%
% of Net Assets	1.3%	0.0%	0.3%	1.6%
Total	$938,801	$—	$3,995	$942,796	237.6%
% of Net Assets	236.6%	0.0%	1.0%	237.6%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Health Care Providers & Services	13.5%
Diversified Consumer Services	6.3%
Commercial Services & Supplies	5.0%
Health Care Equipment & Supplies	4.7%
Software	4.6%
Pharmaceuticals	4.5%
Construction & Engineering	4.2%
Personal Care Products	3.7%
Machinery	3.5%
Electronic Equipment, Instruments & Components	3.4%
Hotels, Restaurants & Leisure	3.3%
Food Products	3.2%
Financial Services	3.2%
Containers & Packaging	3.2%
Media	2.8%
Professional Services	2.8%
Trading Companies & Distributors	2.5%
Electrical Equipment	2.5%
IT Services	2.0%
Chemicals	1.8%
Consumer Staples Distribution & Retail	1.7%
Insurance	1.7%
Multi-Utilities	1.5%
Health Care Technology	1.5%
Building Products	1.4%
Air Freight & Logistics	1.4%
Leisure Products	1.4%
Automobile Components	1.3%
Entertainment	1.3%
Specialty Retail	1.0%
Aerospace & Defense	1.0%
Wireless Telecommunication Services	0.8%
Household Products	0.8%
Ground Transportation	0.8%
Paper & Forest Products	0.8%
Transportation Infrastructure	0.4%
Beverages	0.4%
100.0%

Geographic Region	December 31, 2025
United States	94.6%
United Kingdom	2.7%
Canada	2.3%
Luxembourg	0.4%

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by private U.S. borrowers. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (i.e., net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included.

Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As of March 31, 2026, the Company's consolidated subsidiaries were AP Leaf, LLC (“AP Leaf”) and MAIPL Lender, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of March 31, 2026 and December 31, 2025 were $23,173 and $19,192 respectively.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a payable for investments purchased and receivable for investments sold, respectively, in the Consolidated Statements of Assets and Liabilities.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

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

As of March 31, 2026 and December 31, 2025, the Company held certain foreign currency forward contracts with a fair market value of $123 and $(55), respectively.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intend to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2026. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

As of December 31, 2025, the Company was taxed as a RIC for U.S. federal income tax purposes.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Segment Reporting

The Company has adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Income Taxes

The Company has adopted FASB Accounting Standards Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024, and early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption ASU 2024-03 to have a material impact on its year-end financial statements.

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

On March 12, 2026, the Board renewed the Advisory Agreement. Unless earlier terminated as described below, the Advisory Agreement will remain in effect until March 12, 2027, and may be extended subject to required approvals. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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

Base Management Fee

The management fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.00% of the Company's net assets as of the beginning of the first business day of the applicable month. For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar quarter in which the Company has operations, net assets was measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter. The Adviser waived the management fee through March 15, 2025 and waived 50% of the management fee from March 15, 2025 to March 15, 2026.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

Both components of the incentive fee calculations are for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser waived the incentive fee through March 15, 2025 and has also waived 50% of the incentive fee from March 15, 2025 to March 15, 2026.

For the three months ended March 31, 2026, the Company recognized $987 of management fees, and $1,432 of performance-based incentive fees before impact of waived fees. For the three months ended March 31, 2026, $405 of management fees were waived and $597 of performance-based incentive fees were waived.

For the three months ended March 31, 2025, the Company recognized $947 of management fees, and $1,655 of performance-based incentive fees before impact of waived fees. For the three months ended March 31, 2025, $860 of management fees were waived and $1,479 of performance-based incentive fees were waived.

As of March 31, 2026, management fees payable and performance-based incentive fees payable were $582 and $835, respectively. As of December 31, 2025, management fees payable and performance-based incentive fees payable were $508 and $740, respectively.

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

On March 12, 2026, the Board renewed the Administration Agreement. Unless earlier terminated, the Administration Agreement will remain in effect until March 12, 2027, and may be extended subject to required approvals.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

For the three months ended March 31, 2026 and 2025, the Company recognized $— and $—, respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting the Company to do so. Pursuant to the requirements of the Order, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees, has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) which is designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Adviser determines that the investment is not appropriate for us, the investment will not be allocated to us.

As of March 31, 2026, the Company’s co-investment holdings were 75.9% of the portfolio or $709,523, measured at fair value. On a cost basis, 75.2% of the portfolio or $729,084 were co-investments. As of December 31, 2025, the Company’s co-investment holdings were 72.4% of the portfolio or $682,621, measured at fair value. On a cost basis, 71.9% of the portfolio or $692,028 were co-investments.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of March 31, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$961,062	$931,486	$—	$5,892	$925,594
Unsecured Debt	19	—	—	—	—
Common Equity/Interests	7,877	2,939	—	—	2,939
Total Investments before Foreign Currency Forward Contracts	$968,958	$934,425	$—	$5,892	$928,533
Money Market Fund	$11,188	$11,188	$11,188	$—	$—
Total Cash Equivalents	$11,188	$11,188	$11,188	$—	$—
Total Investments after Cash Equivalents	$980,146	$945,613	$11,188	$5,892	$928,533
Foreign currency forward contracts	—	123	—	123	—
Total Investments and Foreign Currency Forward Contracts at Fair Value	$980,146	$945,736	$11,188	$6,015	$928,533

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$954,701	$938,801	$—	$6,814	$931,987
Unsecured Debt	19	—	—	—	—
Common Equity/Interests	7,772	3,995	—	—	3,995
Total Investments before Foreign Currency Forward Contracts	$962,492	$942,796	$—	$6,814	$935,982
Foreign currency forward transactions	—	(55)	—	(55)	—
Total Investments and Foreign Currency Forward Contracts at Fair Value	$962,492	$942,741	$—	$6,759	$935,982

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Fair Value Measurement and Disclosures

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2025	$931,987	—	3,995	$935,982
Net realized gains (losses)	477	—	—	477
Net change in unrealized gains (losses)	(12,562)	—	(1,161)	(13,723)
Net amortization on investments	581	—	—	581
Purchases, including capitalized PIK (2)	49,169	—	105	49,274
Proceeds from sales and repayments of investments (2)	(44,058)	—	—	(44,058)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of March 31, 2026 (3)	$925,594	—	2,939	$928,533

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2026	$(12,420)	$—	$(1,161)	$(13,581)

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
(3)
Includes unfunded commitments measured at fair value of $(3,115).

	Three Months Ended March 31, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2024	$892,748	19	2,895	$895,662
Net realized gains (losses)	—	—	—	—
Net change in unrealized gains (losses)	(6,380)	—	706	(5,674)
Net amortization on investments	1,569	—	—	1,569
Purchases, including capitalized PIK (2)	84,678	—	149	84,827
Proceeds from sales and repayments of investments (2)	(46,493)	—	—	(46,493)
Fair value as of March 31, 2025 (3)	$926,122	19	3,750	$929,891

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$(6,380)	—	—	$(6,380)

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

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2026. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$868,149	Yield Analysis	Discount Rate	8.4%	11.3%	10.3%
	30,180	Cost Approach	Cost Approach	N/A	N/A	N/A
	27,265	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Common Equity/Interests	100	Cost Approach	Cost Approach	N/A	N/A	N/A
	2,839	Market Comparable Technique	Comparable Multiple	5.5x	18.0x	6.3x
Total Level 3 Investments	$928,533

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$884,674	Yield Analysis	Discount Rate	7.6%	19.2%	10.0%
	31,262	Cost Approach	Cost Approach	N/A	N/A	N/A
	16,051	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Common Equity/Interests	250	Cost Approach	Cost Approach	N/A	N/A	N/A
	3,745	Market Comparable Technique	Comparable Multiple	5.7x	30.6x	6.7x
Total Level 3 Investments	$935,982

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

Investment Transactions

For the three months ended March 31, 2026 and 2025 purchases of investments on a trade date basis were $48,866 and $84,374, respectively.

For the three months ended March 31, 2026 and 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $44,056 and $54,431, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2026 and 2025 PIK income earned was $566 and $434, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
PIK balance at beginning of period	$6,243	$3,839
PIK income capitalized	586	294
PIK capitalized exited from investment sales, repayments, and restructurings	—	—
PIK balance at end of period	$6,829	$4,132

Investments on Non-Accrual Status

As of March 31, 2026, 3.9% of total investments at amortized cost, or 2.4% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 2.5% of total investments at amortized cost, or 1.5% of total investments at fair value, were on non-accrual status.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2026:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$5,012	C$	6,775	6/17/2026	128	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	982		€854	6/17/2026	(8)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,727		£2,816	6/17/2026	3	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$123

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$2,898	C$	3,979	3/18/2026	(10)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	996		€850	3/18/2026	(6)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,518		£2,640	3/18/2026	(39)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(55)

The Company's foreign currency forward contracts are subject to an enforceable ISDA Master Netting Agreement with State Street Bank and Trust Company. Pursuant to the Company's accounting policy, forward contract fair values are presented net by counterparty. As of March 31, 2026, the net fair value of these contracts was a $123 asset, reflected in "Unrealized appreciation on foreign currency forward contracts" on the Consolidated Statement of Assets and Liabilities. The Company has elected not to offset cash collateral against derivative fair values; no cash collateral was posted or received in connection with these contracts.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for three months ended March 31, 2026 and 2025, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(20)	$—
		$(20)	—

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2026	2025
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$178	$—
		$178	$—

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After the Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company's asset coverage was 166.8% and 170.7%, respectively.

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

As of March 31, 2026, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $571,146 with a fair value of $568,110 and deferred financing costs of $6,676. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of March 31, 2026. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

As of December 31, 2025, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility were $560,789 with the fair value of $561,098 and deferred financing costs of $7,095. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of December 31, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Average debt outstanding	$568,151	$568,558
Maximum amount of debt outstanding	571,479	584,201
Weighted average annualized interest cost (1)	5.75%	6.83%
Annualized amortized debt issuance cost	0.29%	0.05%
Total annualized interest cost	6.04%	6.88%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. Commitment fees for the three months ended March 31, 2026 and 2025, were $65 and $—, respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of March 31, 2026:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	6,000	$4,372	$4,313	$59	4/15/2026
Great Britain Pound		£3,500	$4,636	$4,633	$3	4/4/2026
Total			$9,008	$8,946	$62

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	6,000	$4,372	$4,371	$1	1/15/2026
Great Britain Pound		£3,500	$4,636	$4,718	$(82)	1/4/2026
Total			$9,008	$9,089	$(81)

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 6. Net Assets

The Company is authorized to issue an unlimited number of common shares of beneficial interest ("Common Shares") at $0.001 per share par value. Since the commencement of operations on December 15, 2023, the Company has entered into subscription agreements with investors, including affiliates of the Adviser, to make commitments to purchase Common Shares (“Capital Commitments”). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase the Common Shares at a price per share equal to the most recent net asset value ("NAV") per share determined within 48 hours of a date specified in the drawdown notice. Drawdown notices will be delivered at least 10 business days prior to the date on which contributions will be due and drawdown amounts will generally be made pro rata, in accordance with unfunded Capital Commitments of all investors.

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

As of March 31, 2026 and December 31, 2025, the Company had the following Capital Commitments, pursuant to subscription agreements, and contributions from its shareholders:

	March 31, 2026			December 31, 2025
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$500,000	$414,877	$83%	$500,000	$414,877	$83%

The following table summarizes the Common Shares of the Company issued for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Shares	Amount	Shares	Amount
Proceeds from shares sold	—	$—	1,015,847	$25,000
Distributions reinvested	33,941	803	—	—
Total net increase (decrease)	33,941	$803	1,015,847	$25,000

The following table presents distributions that were declared during the three months ended March 31, 2026:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 13, 2026	March 12, 2026	April 16, 2026	$0.7353	$12,579
			$0.7353	$12,579

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table presents distributions that were declared during the three months ended March 31, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 17, 2025	March 17, 2025	April 11, 2025	$0.7509	$11,968
			$0.7509	$11,968

* Totals may not foot due to rounding.

Note 7. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$(3,536)	$8,895
Weighted average shares outstanding	17,098,275	15,678,845
Basic earnings (loss) per share	$(0.21)	$0.57

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026, and December 31, 2025 the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2026	December 31, 2025
Unfunded revolver obligations and bridge loan commitments (1)	$26,325	$21,899
Standby letters of credit issued and outstanding (2)	284	43
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	32,133	27,490
Total Unfunded Commitments	$58,742	$49,432

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2026, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2026, no bridge loan commitments were outstanding.
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

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of March 31, 2026, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Per Share Data*
Net asset value at beginning of period	$23.24	$24.43
Net investment income (1)	0.64	0.89
Net realized and change in unrealized gains (losses) (1)	(0.85)	(0.32)
Net increase in net assets resulting from operations	(0.21)	0.57
Distribution of net investment income (1)(2)	(0.74)	(0.75)
Net asset value at end of period	$22.30	$24.25

Total return (3)	(0.89)%	2.31%
Shares outstanding at end of period (1)	17,106,194	15,938,450
Weighted average shares outstanding (1)	17,098,275	15,678,845

Ratio/Supplemental Data
Net assets at end of period (in millions)	$381.4	$386.5
Annualized ratio of operating expenses to average net assets (4)	3.01%	1.37%
Annualized ratio of interest and other debt expenses to average net assets	8.95%	10.77%
Annualized ratio of total expenses to average net assets (4)	11.96%	12.14%
Annualized ratio of net investment income to average net assets	11.49%	15.04%
Average debt outstanding (in millions)	$568.2	$568.6
Average debt per share	$33.23	$36.26
Annualized portfolio turnover rate	19.04%	23.91%
Asset coverage per unit (5)	$1,668	$1,662

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
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
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the three months ended March 31, 2026, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.06% and 13.00%, respectively, without the fee waivers.
(5)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of March 31, 2026, the Company's asset coverage was 166.8%.

* Totals may not foot due to rounding.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

Distribution Declarations

On May 6, 2026, the Company’s Board declared a base distribution of $0.5729 per share, payable on July 23, 2026 to shareholders of record as of May 21, 2026. There can be no assurances that the Board will continue to declare a base distribution of $0.5729 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of MidCap Apollo Institutional Private Lending:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Apollo Institutional Private Lending and subsidiaries (formerly known as Middle Market Apollo Institutional Private Lending) (the "Company") as of March 31, 2026, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the year then ended (not presented herein); and in our report dated March 12, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

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

May 8, 2026

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
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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

Overview

MidCap Apollo Institutional Private Lending (the “Company,” “we,” “us,” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in investor commitments to purchase common shares of beneficial interest ("Capital Commitments"), the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 common shares of beneficial interest ("Common Shares") at the Conversion Date. Since the Conversion Date, and through March 31, 2026, we have raised approximately $121,290 in net proceeds from additional offerings of Common Shares.

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in millions)*	2026	2025
Investments made in portfolio companies	$48.9	$84.4
Investments sold	—	—
Net activity before repaid investments	48.9	84.4
Investments repaid	(44.1)	(54.4)
Net investment activity	$4.8	$29.9

Portfolio companies, at beginning of period	143	126
Number of investments in new portfolio companies	8	18
Number of exited companies	(5)	(10)
Portfolio companies at end of period	146	134

Number of investments in existing portfolio companies	37	37

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	100%	100%
Total secured debt	100%	100%
Unsecured debt	0%	0%
Common equity/interests and warrants	0%	0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.4%	9.6%
Secured debt portfolio (2)	9.4%	9.6%
Unsecured debt portfolio (2)	11.3%	11.3%
Total debt portfolio (2)	9.4%	9.6%
Total portfolio (3)	9.0%	9.3%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$909.9 million	$925.1 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$924.0 million	$931.3 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operation and through March 31, 2026, invested capital totaled $1,307.8 million in 201 portfolio companies.

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

As of March 31, 2026, $928.5 million or 99.4% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
(in millions)*	2026	2025
Investment Income
Interest income	$21.7	$24.6
Dividend income	0.0	—
PIK interest income	0.6	0.4
Other income	0.2	0.1
Total investment income	$22.5	$25.2
Expenses
Management and performance-based incentive fees, net of amounts waived	$1.4	$0.3
Interest and other debt expenses, net of reimbursements	8.6	10.0
Administrative services expense, net of reimbursements	0.5	0.1
Legal and other general and administrative expenses	1.0	0.9
Net Expenses	$11.5	$11.2
Net Investment Income	$11.0	$13.9
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.0)	$(0.0)
Net change in unrealized gains (losses)	(14.5)	(5.0)
Net Realized and Change in Unrealized Gains (Losses)	$(14.6)	$(5.0)
Net Increase in Net Assets Resulting from Operations	$(3.5)	$8.9

Net Investment Income on Per Average Share Basis (1)	$0.64	$0.89
Earnings per share — basic (1)	$(0.21)	$0.57

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Total investment income (including PIK) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, decreased by $2.7 million. The decline in total investment income was primarily driven by the decrease in the average yield for the total debt portfolio, from 10.2% for the three months ended March 31, 2025 to 9.5% for the three months ended March 31, 2026 combined with an increase in non-accrual positions.

Net Expenses

For the three months ended March 31, 2026 and March 31, 2025, net expenses were $11.5 million and $11.2 million, respectively. The primary driver of the increase is higher management and performance-based incentive fees (net of waivers). The Adviser waived 50% of the management fee and incentive fee from March 15, 2025 through March 15, 2026. The waiver expired on March 15, 2026, and 100% of management and incentive fees were charged for sixteen days of March. This is partially offset by interest and other debt expenses decreasing, driven by lower SOFR rates and a lower average debt outstanding during the period.

Net Change in Unrealized Gains (Losses)

During the three months ended March 31, 2026, we recognized gross unrealized gains of $0.8 million and gross unrealized losses of $15.3 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $14.5 million. This was primarily driven by market-wide spread widening, concentrated in software and technology as well as credit stress in a handful of positions. Significant changes in unrealized gains (losses) for the three months ended March 31, 2026 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
American West	$(1.9)
Midwest Vision	(1.8)
Kauffman	(1.6)
Congruex	(1.1)

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2026:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$571.1	$—	$—	$571.1	$—
Total Debt Obligations	$571.1	$—	$—	$571.1	$—

(1)
As of March 31, 2026, aggregate lender commitments under the Senior Secured Facility totaled $750 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through March 31, 2026 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2026. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Trustees (the "Board").

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

PIK Income

For the three months ended March 31, 2026 and March 31, 2025, PIK income totaled $0.6 million and $0.4 million on total investment income of $22.5 million and $25.2 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the three months ended March 31, 2026 for more information relating to our investment valuation.

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

As of March 31, 2026, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, the AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$4.7 million	$0.275
Up 100 basis points	3.1 million	0.183
Up 50 basis points	1.6 million	0.091
Down 50 basis points	(1.6) million	(0.091)
Down 100 basis points	(3.1) million	(0.182)
Down 150 basis points	(4.5) million	(0.265)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the software industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. While the continued expansion of such companies may present opportunities, it may also lead to inflated or unsustainable valuations for certain companies, particularly in the absence of consistent revenue or profitability. If valuations are not supported by long-term fundamentals, a correction in the market could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2026.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

By:	/s/ Tanner Powell
Name:	Tanner Powell
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth Seifert
Name:	Kenneth Seifert
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Joseph Durkin
Name:	Joseph Durkin
Title:	Chief Accounting Officer
(Principal Accounting Officer)