Form 10-Q
period 2026-06-30
MidCap Apollo Institutional Private Lending
filed 2026-08-13
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there was no established public market for the Registrant’s common shares of beneficial interest $0.001 par value per share, (“Common Shares”).

As of August 13, 2026, the Registrant had 17,172,990 Common Shares outstanding.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” or “our” refer to MidCap Apollo Institutional Private Lending unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $969,165 and $955,289, respectively)	$931,383	$936,374
Non-controlled/affiliated investments (cost $7,189 and $7,203, respectively)	4,051	6,422
Cash and cash equivalents	25,504	19,192
Foreign currencies (cost $408 and $1,249, respectively)	405	1,266
Receivable for investments sold	236	405
Interest receivable	4,720	4,676
Unrealized appreciation on foreign currency forward contracts	113	—
Other assets	10	—
Total assets	$966,422	$968,335

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $6,253 and $7,095 as of June 30, 2026 and December 31, 2025, respectively)	$573,215	$553,694
Payable for investments purchased	—	168
Management fees payable	952	508
Performance-based incentive fees payable	1,445	740
Distributions payable	9,821	12,292
Interest payable	2,503	2,614
Accrued administrative services expense payable	237	42
Unrealized depreciation on foreign currency forward contracts	—	55
Other liabilities and accrued expenses	1,894	1,468
Total liabilities	$590,067	$571,581
Commitments and contingencies (Note 7)
Total Net Assets	$376,355	$396,754

Net Assets (Note 6)
Common shares, $0.001 par value (Unlimited shares authorized; 17,142,542 shares issued and outstanding as of June 30, 2026 and 17,072,253 shares issued and outstanding as of December 31, 2025)	$17	$17
Capital in excess of par value	429,411	427,763
Accumulated under-distributed (over-distributed) earnings	(53,073)	(31,026)
Net Assets	$376,355	$396,754

Net Asset Value Per Share	$21.95	$23.24

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$21,995	$23,543	$43,631	$47,896
PIK interest income	649	847	1,281	1,525
Other income	135	126	366	254
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	19	—	19
Total Investment Income	$22,779	$24,535	$45,278	$49,694
Operating Expenses
Interest and other debt expenses	$8,883	$9,857	$17,466	$19,825
Management fees	952	964	1,939	1,911
Performance-based incentive fees	1,445	1,576	2,877	3,231
Administrative service expenses	395	270	856	389
Other general and administrative expenses	991	843	2,004	1,729
Total expenses	12,666	13,510	25,142	27,085
Management fees waived	—	(482)	(405)	(1,341)
Performance-based incentive fees waived	—	(788)	(597)	(2,267)
Net Expenses	$12,666	$12,240	$24,140	$23,477
Net Investment Income	$10,113	$12,295	$21,138	$26,217
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$—	$(394)	$—	$(395)
Foreign currency forward contracts	129	(134)	110	(146)
Foreign currency transactions	4	4	9	(3)
Net realized gains (losses)	$133	$(524)	$119	$(544)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(5,951)	(3,210)	(18,867)	(8,235)
Non-controlled/affiliated investments	(437)	—	(2,357)	—
Foreign currency forward contracts	(10)	(39)	168	(39)
Foreign currency translations	41	(185)	152	(167)
Net change in unrealized gains (losses)	(6,357)	(3,434)	(20,904)	(8,441)
Net Realized and Change in Unrealized Gains (Losses)	$(6,224)	$(3,958)	$(20,785)	$(8,985)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,889	$8,337	$353	$17,232

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations
Net investment income	$10,113	$12,295	$21,138	$26,217
Net realized gains (losses)	133	(524)	119	(544)
Net change in unrealized gains (losses)	(6,357)	(3,434)	(20,904)	(8,441)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,889	$8,337	$353	$17,232

Distributions to Shareholders
Distribution of net investment income	$(9,821)	$(12,575)	$(22,400)	$(24,543)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(9,821)	$(12,575)	$(22,400)	$(24,543)

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 6)	$—	$—	$—	$25,000
Distributions reinvested	845	763	1,648	763
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$845	$763	$1,648	$25,763

Net Assets
Net increase (decrease) in net assets during the period	$(5,087)	$(3,475)	$(20,399)	$18,452
Net assets at beginning of period	381,442	386,454	396,754	364,527
Net Assets at End of Period	$376,355	$382,979	$376,355	$382,979

Capital Share Activity
Shares issued during the period (Note 6)	—	—	—	1,015,847
Distributions reinvested	36,348	31,224	70,289	31,224
Shares issued and outstanding at beginning of period	17,106,194	15,938,451	17,072,253	14,922,603
Shares Issued and Outstanding at End of Period	17,142,542	15,969,674	17,142,542	15,969,674

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$353	$17,232
Net realized (gains) losses on investments	—	395
Net change in unrealized (gains) losses	20,904	8,441
PIK interest capitalized	(1,881)	(1,476)
Net accretion of discount and amortization of premium	(1,818)	(1,459)
Amortization of deferred financing costs	842	489
Purchases of investments	(81,256)	(128,030)
Proceeds from sale of investments and principal repayments	71,092	102,781
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(44)	(4,151)
Decrease (increase) in receivable for investments sold	169	7,648
Decrease (increase) in other assets	(10)	(14)
Increase (decrease) in payable for investments purchased	(168)	15
Increase (decrease) in management fees payable	444	482
Increase (decrease) in performance-based incentive fees payable	705	788
Increase (decrease) in interest payable	(111)	(494)
Increase (decrease) in accrued administrative services expense payable	195	(1,052)
Increase (decrease) in other liabilities and accrued expenses	426	445
Net Cash (Used in)/Provided by Operating Activities	$9,842	$2,040

Financing Activities
Issuances of debt	$53,500	$75,500
Payments of debt	(34,649)	(90,000)
Financing costs paid and deferred	—	(3,290)
Proceeds from issuance of common shares	—	25,000
Distributions paid	(23,223)	(24,375)
Net Cash (Used in)/Provided by Financing Activities	$(4,372)	$(17,165)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents during the period	$5,470	$(15,125)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	68
Cash and cash equivalents at beginning of period	20,458	33,954
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$25,909	$18,897

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$16,735	$19,830
Reinvestment of distributions during the period	$1,648	$763
PIK income	$1,281	$1,525

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Aerospace & Defense
Aeromed Group, LLC
AeroMed Group LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	02/25/31	$3,159	$3,129	$3,134	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	02/25/31	—	(5)	(9)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	02/25/31	287	280	281	(9)(13)(14)(17)
					3,404	3,406
Beaufort
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	N/A	N/A	36,288 Shares	49	47	(6)(9)(11)(15)
	Common Equity - Stock	N/A	N/A	741 Shares	1	2	(6)(9)(11)(15)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/31/32	4,232	4,172	4,167	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/31/32	—	(10)	(11)	(9)(11)(12)(13) (14)
					4,212	4,205
Premier Forge Group
Premier Forge Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/29/33	2,027	2,001	2,001	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	06/29/32	—	(6)	(6)	(9)(12)(13)(14)
					1,995	1,995
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/03/31	4,752	4,694	4,710	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	02/03/31	100	98	99	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	02/03/31	13	13	13	(9)(13)(14)(17)
Sperry Parent Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	544 Shares	54	81	(6)(9)
					4,859	4,903
	Total Aerospace & Defense				$14,470	$14,509
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/01/29	$7,779	$7,640	$7,779	(9)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	05/01/29	2,475	2,456	2,475	(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/01/29	993	984	982	(9)(17)
					11,080	11,236

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	10.72%	05/27/30	2,073	2,038	1,293	(5)(9)(17)
	First Lien Secured Debt - Term Loan	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	117	117	117	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	48	48	48	(9)(13)(14)(17)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,736	—	(6)(9)
					4,939	1,458
	Total Air Freight & Logistics				$16,019	$12,694
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	06/05/27	$7,615	$7,589	$7,596	(17)
Cloyes
MOP-CLOYES, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	05/01/32	3,158	3,127	3,126	(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	05/01/32	—	(6)	(7)	(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	05/01/32	193	188	188	(13)(14)(17)
					3,309	3,307
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	34	15	(6)(9)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/30	4,728	4,673	4,586	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/30	100	99	97	(9)(14)(17)
			12/31/99		4,805	4,695
	Total Automobile Components				$15,703	$15,598
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	03/17/31	$3,508	$3,464	$3,490	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	03/17/31	386	369	379	(9)(13)(14)(17)
	Common Equity - Stock	N/A	N/A	553 Shares	50	50	(6)(9)
	Total Beverages				$3,883	$3,919
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Term Loan	S+585, 2.00% Floor	10/04/29	$3,203	$3,150	$3,188	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+585, 2.00% Floor	10/04/29	971	965	963	(9)(13)(14)(17)
	Total Building Products				$4,115	$4,151

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+500, 4.50% Floor	08/19/29	$6,296	$6,211	$6,119	(9)(11)(16)
	First Lien Secured Debt - Revolver	S+510, 2.50% Floor	08/19/29	11	11	9	(9)(11)(13)(14) (16)
					6,222	6,128
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/03/30	4,728	4,656	4,615	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/03/30	—	(1)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/03/30	42	41	40	(9)(13)(14)(17)
					4,696	4,653
Universal Fiber Systems
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	09/30/28	5,523	5,489	5,285	(17)
	Total Chemicals				$16,407	$16,066
Commercial Services & Supplies
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	07/10/31	$9,027	$8,939	$9,004	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	07/10/31	253	247	250	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	07/10/31	3	2	3	(9)(13)(14)(17)
					9,188	9,257
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/21/32	$1,567	1,553	1,547	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/21/32	409	405	401	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/21/32	178	175	174	(9)(13)(14)(17)
					2,133	2,122
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	07/24/27	7,806	7,782	7,677	(17)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	03/30/29	4,028	3,991	4,003	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	03/30/29	—	(3)	(5)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	03/30/29	—	(2)	(2)	(9)(12)(13)(14)
					3,986	3,996

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
IronClad
Mersino, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	03/31/29	3,957	3,910	3,912	(9)(18)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	03/31/29	—	(9)	(9)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	03/31/29	21	18	18	(9)(13)(14)(18)
					3,919	3,921
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	S+250 Cash plus 3.44% PIK, 1.00% Floor	07/31/29	4,346	4,237	3,367	(16)
	Common Equity - Stock	N/A	N/A	18,105 Shares	2,814	—	(6)(15)
					7,051	3,367
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/02/28	7,777	7,727	7,651	(17)
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/09/30	6,641	6,534	6,510	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/09/30	100	99	98	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/09/30	248	237	235	(9)(13)(14)(17)
					6,870	6,843
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/22/27	7,776	7,500	7,295	(17)
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/01/30	1,902	1,881	1,878	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/01/30	—	—	(1)	(9)(12)(13)(14)
					1,881	1,877
Westway Enterprises
Shelby Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	06/30/33	1,667	1,650	1,650	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	06/30/33	—	(3)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	06/30/33	—	(2)	(2)	(9)(12)(13)(14)
					1,645	1,645
	Total Commercial Services & Supplies				$59,682	$55,651

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	07/24/30	$10,211	$10,072	$8,219	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/24/30	318	315	206	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	07/24/30	127	126	102	(9)(14)(17)
					10,513	8,527
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	03/11/27	7,475	7,450	7,445	(17)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	06/06/30	1,775	1,750	1,732	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	06/06/30	25	25	24	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	06/06/30	—	(1)	(1)	(9)(12)(13)(14)
					1,774	1,755
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	02/13/32	891	876	885	(9)(17)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/30	6,594	6,521	6,538	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/30	873	854	854	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/30	—	(9)	(9)	(9)(12)(13)(14)
					7,366	7,383
	Total Construction & Engineering				$27,979	$25,995
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/20/30	$7,742	$7,631	$7,626	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	09/20/30	—	(1)	(1)	(9)(12)(13)(14)
					7,630	7,625
Metz Culinary
Metz Culinary Management, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	12/23/29	2,084	2,065	2,065	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	12/23/29	—	(2)	(4)	(9)(12)(13)(14)
					2,063	2,061

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Turkey Hill
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	01/31/28		8,389	8,385	8,313	(9)(17)
	Total Consumer Staples Distribution & Retail					$18,078	$17,999
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/21/31		$6,354	$6,268	$6,245	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/21/31		183	168	164	(9)(13)(14)(17)
						6,436	6,409
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/03/32		9,702	9,579	9,592	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/03/32		—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/03/32		—	(1)	(1)	(9)(12)(13)(14)
						9,577	9,590
ePac Flexible Packaging
ePac Holdings LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/14/32		6,374	6,314	6,279	(9)(17)
	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	01/14/32	C$	2,161	1,542	1,501	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	01/14/32		—	(13)	(22)	(9)(12)(13)(14)
						7,843	7,758
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	03/24/31		2,887	2,858	2,802	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	03/24/31		748	741	726	(9)(17)
	First Lien Secured Debt - Revolver	S+375, 0.75% Floor	03/24/31		952	938	911	(9)(13)(14)(17)
						4,537	4,439
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/20/29		9,629	9,531	9,530	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/20/29		—	—	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/20/29		—	(1)	(1)	(9)(12)(13)(14)
						9,530	9,528
	Total Containers & Packaging					$37,923	$37,724

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Diversified Consumer Services
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Delayed Draw	S+565, 1.00% Floor	06/16/27	$10,021	$9,971	$9,997	(9)(17)
Go Car Wash
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	06/30/28	7,775	7,709	7,590	(9)(17)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/07/30	3,387	3,349	3,359	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/07/30	—	—	—	(9)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/07/30	—	—	—	(9)(13)(14)
					3,349	3,359
Mariani
CI (MG) Group, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	03/27/30	4,696	4,640	4,631	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	03/27/30	1,421	1,402	1,394	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	03/27/30	291	285	284	(9)(13)(14)(17)
					6,327	6,309
Rapid Express Car Wash, LLC
Rapid Express Car Wash, LLC	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	12/23/27	7,838	7,759	7,804	(17)
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	06/24/29	9,999	9,870	9,871	(9)(16)
	First Lien Secured Debt - Revolver	S+450, 2.50% Floor	06/24/29	4	3	3	(9)(13)(14)(17)
					9,873	9,874
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/29	4,728	4,694	4,640	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/29	2,460	2,437	2,408	(9)(13)(14)(16) (17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/29	—	(1)	(2)	(9)(12)(13)(14)
					7,130	7,046
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	07/01/30	6,671	6,586	6,538	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	07/01/30	1,055	1,035	1,013	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	07/01/30	—	(1)	(1)	(9)(12)(13)(14)
					7,620	7,550
	Total Diversified Consumer Services				$59,738	$59,529

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	07/30/31		£5,955	$7,784	$7,978	(9)(11)(19)
	First Lien Secured Debt - Revolver	SONIA+500, 0.00% Floor	07/30/31		£—	(25)	—	(9)(11)(13)(14)
						7,759	7,978
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/28/29		9,230	9,135	9,230	(9)(17)
Kauffman
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.33%	09/30/26		9,393	8,408	3,273	(5)(9)(17)
	First Lien Secured Debt - Term Loan	S+460, 1.00% Floor	09/30/26		175	168	175	(9)(17)
						8,576	3,448
	Total Electrical Equipment					$25,470	$20,656
Electronic Equipment, Instruments & Components
365RM HOLDCO
365RM Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	05/06/33		$4,190	$4,149	$4,148	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	05/06/33		—	(1)	(2)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	05/06/33		61	56	56	(9)(13)(14)(17)
						4,204	4,202
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	01/10/29		7,777	7,691	7,675	(17)
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	8,646	6,202	6,021	(9)(11)(20)
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	07/22/30		983	970	970	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	62	45	43	(9)(11)(13)(14) (20)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	07/22/30		—	(12)	(29)	(9)(11)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	07/22/30		39	38	38	(9)(11)(13)(14) (17)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	07/22/30	C$	19	11	12	(9)(11)(13)(14) (20)
						7,254	7,055

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/01/27	7,776	7,746	7,535	(16)
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	12/18/30	9,442	9,340	9,459	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	12/18/30	—	(1)	—	(9)(13)(14)
					9,339	9,459
	Total Electronic Equipment, Instruments & Components				$36,234	$35,926
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	05/17/27	$8,193	$8,176	$8,118	(9)(17)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/04/30	9,629	9,629	9,502	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/04/30	99	98	98	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/04/30	—	—	(1)	(9)(12)(13)(14)
					9,727	9,599
Oak Point Partners
Oak Point Partners, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/23/32	4,064	4,025	4,024	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/23/32	—	(9)	(9)	(9)(12)(13)(14)
					4,016	4,015
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/31/31	4,888	4,848	4,818	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/31/31	—	(1)	(1)	(9)(12)(13)(14)
					4,847	4,817
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	10/02/28	7,792	7,775	7,653	(17)
	Total Financial Services				$34,541	$34,202
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	06/10/31	$5,428	$5,381	$5,407	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	06/10/31	157	152	153	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	06/10/31	—	(9)	(4)	(9)(12)(13)(14)
					5,524	5,556

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	07/30/27	7,776	7,670	7,680	(9)(17)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/29/28	7,984	7,923	7,703	(16)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/17/27	7,755	7,719	7,492	(17)
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/15/31	2,078	2,049	2,049	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/15/31	—	(6)	(6)	(9)(12)(13)(14)
	Common Equity - Stock	N/A	N/A	100,000 Shares	100	98	(6)(9)(15)
					2,143	2,141
	Total Food Products				$30,979	$30,572
Ground Transportation
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	S+610 PIK, 1.00% Floor	07/01/27	$7,756	$7,750	$6,813	(9)(17)
	Total Ground Transportation				$7,750	$6,813
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	03/08/28	$7,966	$7,862	$7,527	(17)
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	04/29/33	3,571	3,536	3,536	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	04/29/33	310	304	302	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	04/29/33	—	(7)	(7)	(9)(12)(13)(14)
					3,833	3,831
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	11/01/27	4,489	4,449	4,447	(9)(17)
	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	11/01/27	2,481	2,464	2,457	(9)(17)
					6,913	6,904

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Dragonfly Health, Inc (fka StateServ Acquisition
Dragonfly Health, Inc	First Lien Secured Debt - Term Loan	S+590, 1.00% Floor	11/19/30	7,776	7,674	7,763	(17)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/26/28	7,796	7,760	7,796	(9)(17)
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	01/07/31	4,641	4,586	4,478	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	01/07/31	€95	97	105	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	01/07/31	—	(1)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	01/07/31	—	(1)	(4)	(9)(12)(13)(14)
					4,681	4,575
Project Titan
Tyber Medical LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/12/32	3,007	2,980	2,973	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	06/12/32	€586	672	663	(9)(22)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/12/32	—	(4)	(9)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/12/31	339	336	335	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	06/12/31	€167	165	165	(9)(14)(22)
					4,149	4,127
	Total Health Care Equipment & Supplies				$42,872	$42,523
Health Care Providers & Services
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/05/29	$7,776	$7,752	$7,722	(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/06/29	1,990	1,973	1,976	(9)(17)
					9,725	9,698
EyeSouth
Eyesouth Eye Care Holdco LLC	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	10/05/29	7,778	7,611	7,554	(17)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/22/27	7,817	7,782	7,454	(16)
KureSmart
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/30/30	6,692	6,691	6,635	(9)(17)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	03/01/29	7,779	7,666	7,715	(9)(17)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	10.48%	01/12/29	4,171	3,945	4,010	(5)(9)
	First Lien Secured Debt - Term Loan	10.48%	01/12/29	751	710	172	(5)(9)
	First Lien Secured Debt - Term Loan	10.48%	01/12/29	3,991	3,776	—	(5)(9)
					8,431	4,182

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/29/30	7,777	7,772	7,755	(17)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/18/30	7,644	7,538	7,518	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	04/18/30	123	121	121	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	04/18/30	—	(1)	(2)	(9)(12)(13)(14)
					7,658	7,637
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/02/27	7,771	7,725	7,743	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/02/27	—	(11)	(7)	(9)(12)(13)(14)
					7,714	7,736
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/12/32	1,792	1,775	1,787	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/12/32	—	(2)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/12/32	—	(3)	(1)	(9)(12)(13)(14)
					1,770	1,785
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/04/29	7,779	7,734	7,722	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/04/29	816	807	806	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	05/04/29	—	(5)	(5)	(9)(12)(13)(14)
					8,536	8,523
Thomas Scientific
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	S+640, 1.00% Floor	12/14/27	8,387	8,334	7,405	(9)(17)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/28	7,402	7,330	7,067	(17)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	03/27/28	7,895	7,841	7,733	(17)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+560 Cash plus 1.50% PIK, 1.00% Floor	09/30/27	8,294	8,247	7,625	(17)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	03/31/32	9,674	8,968	9,578	(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	03/31/32	—	—	(22)	(12)(13)(14)
					8,968	9,556

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	12/31/27	7,777	7,686	7,693	(9)(17)
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	12/03/31	3,206	3,176	3,160	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	12/03/31	—	(4)	(13)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	12/03/31	—	(8)	(13)	(9)(12)(13)(14)
Xanitos TopCo, LLC	Common Equity - Membership Interest	N/A	N/A	100,000 Shares	100	117	(6)(9)(15)
					3,264	3,251
	Total Health Care Providers & Services				$133,026	$127,004
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	08/12/32	$6,429	$6,370	$6,334	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	08/12/32	—	(9)	(16)	(9)(12)(13)(14)
					6,361	6,318
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/30/32	2,049	2,039	2,047	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/30/32	—	(1)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	09/30/32	—	(1)	—	(9)(13)(14)
					2,037	2,047
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/09/32	2,114	2,087	2,114	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	06/09/32	—	(2)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/09/32	—	(2)	—	(9)(13)(14)
					2,083	2,114
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	9.44%	09/30/27	7,763	7,440	3,261	(5)
	Total Health Care Technology				$17,921	$13,740
Hotels, Restaurants & Leisure
American West
AWRG Borrower LLC	First Lien Secured Debt - Term Loan	8.75%	06/18/30	$5,529	$5,530	$4,051	(5)(24)
AWRG Parent LLC	Common Equity - Stock	N/A	N/A	807,101 Shares	1,659	—	(6)(15)(24)
					7,189	4,051

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	05/05/32	2,292	2,272	2,256	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	05/05/32	—	(2)	(3)	(9)(12)(13)(14)
					2,270	2,253
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	04/03/28	7,620	7,567	6,242	(9)(16)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	08/16/26	6,524	6,517	6,022	(9)(16)
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/02/30	6,896	6,819	6,539	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/02/30	61	60	56	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/02/30	23	22	18	(9)(13)(14)(17)
					6,901	6,613
	Total Hotels, Restaurants & Leisure				$30,444	$25,181
Household Products
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	08/14/28	$7,778	$7,698	$7,568	(9)(17)
	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	08/12/28	1,589	1,561	1,546	(9)(17)
	Total Household Products				$9,259	$9,114
Insurance
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/29/28	$7,775	$7,701	$7,759	(9)(17)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/27	7,777	7,733	7,736	(17)
	Total Insurance				$15,434	$15,495
IT Services
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	07/18/29	9,727	$9,614	$8,309	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	07/18/29	57	56	42	(9)(13)(14)(17)
					9,670	8,351

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/06/30	9,727	9,619	9,619	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/06/30	73	72	72	(9)(13)(14)(17)
					9,691	9,691
	Total IT Services				$19,361	$18,042
Leisure Products
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/12/27	$7,776	$7,739	$7,654	(9)(11)(17)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Term Loan	S+640 Cash plus 1.00% PIK, 1.00% Floor	10/04/27	5,347	5,245	4,945	(17)
	Total Leisure Products				$12,984	$12,599
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	02/26/28	$7,896	$7,836	$7,835	(17)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/01/31	2,640	2,607	2,617	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	05/01/31	406	393	391	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	05/01/31	—	(8)	(6)	(9)(12)(13)(14)
					2,992	3,002
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/30/32	5,569	5,494	5,529	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/30/32	—	(7)	(7)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/30/32	332	321	326	(9)(13)(14)(17)
					5,808	5,848
Industrial Service Solutions
Industrial Service Solutions WC, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	02/06/33	2,130	2,109	2,111	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	02/06/33	80	77	77	(9)(13)(14)(17)
					2,186	2,188
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	03/31/32	6,122	6,042	6,036	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	03/31/32	362	347	343	(9)(13)(14)(17)
					6,389	6,379

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/09/27	7,776	7,716	7,600	(16)
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	05/16/31	2,711	2,682	2,672	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	05/16/31	448	437	422	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	P+450, 0.00% Floor	05/16/31	60	55	53	(9)(13)(14)(17) (21)
					3,174	3,147
	Total Machinery				$36,101	$35,999
Media
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/30/29	$9,172	$9,033	$9,074	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+535, 1.00% Floor	12/30/29	—	(3)	(6)	(9)(12)(13)(14)
					9,030	9,068
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	08/07/29	4,839	4,768	4,689	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	08/07/29	47	45	44	(9)(13)(14)(17)
					4,813	4,733
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/27	7,774	7,693	7,608	(17)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/15/28	6,642	6,506	6,164	(17)
	Total Media				$28,042	$27,573
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 1.50% Floor	05/03/29	$8,629	$8,505	$5,609	(4)(9)(17)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	04/29/30	7,779	7,633	7,181	(9)(17)
	Total Multi-Utilities				$16,138	$12,790
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/04/31	$5,317	$5,252	$5,002	(9)(17)
	Total Paper & Forest Products				$5,252	$5,002

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	04/02/29	$7,778	$7,688	$7,676	(17)
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/01/28	8,641	8,611	8,562	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/01/28	—	(2)	(5)	(9)(12)(13)(14)
					8,609	8,557
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+510 Cash plus 2.00% PIK, 1.00% Floor	09/18/27	8,893	8,859	8,127	(9)(17)
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/03/32	9,203	9,099	9,159	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/03/32	44	38	41	(9)(13)(14)(17)
					9,137	9,200
	Total Personal Care Products				$34,293	$33,560
Pharmaceuticals
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+500 (Inclusive of 4.37% PIK), 1.00% Floor	07/18/30	$8,450	$8,327	$7,711	(9)(17)
	First Lien Secured Debt - Revolver	P+400, 1.00% Floor	07/18/30	80	79	71	(9)(13)(14)(21)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	—	(6)(9)
	Unsecured Debt - Promissory Note	11.34%	07/11/30	19	19	—	(9)
					8,524	7,782
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/13/32	9,814	9,676	9,469	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/13/32	—	(1)	(4)	(9)(12)(13)(14)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	50 Shares	51	33	(6)(9)
					9,726	9,498
Senderra
SENDERRA RX ACQUISITION, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	03/07/33	2,115	2,095	2,110	(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	03/07/33	38	35	38	(9)(13)(14)(16)
					2,130	2,148

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		10,239	10,085	9,942	(9)(11)(18)
	First Lien Secured Debt - Term Loan	E+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		€102	112	114	(9)(11)(23)
	First Lien Secured Debt - Delayed Draw	SONIA+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		£—	—	(4)	(9)(11)(12)(13) (14)
						10,197	10,052
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/06/31		9,752	9,598	9,504	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/06/31		54	53	52	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	CORRA+525, 1.00% Floor	08/06/31	C$	—	—	(1)	(9)(12)(13)(14)
						9,651	9,555
	Total Pharmaceuticals					$40,228	$39,035
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	07/01/30		$2,779	$2,754	$2,746	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	07/01/30		—	(10)	(26)	(9)(12)(13)(14)
						2,744	2,720
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/12/31		4,172	4,120	4,142	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	03/12/31		—	(9)	(6)	(9)(12)(13)(14)
						4,111	4,136
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	12/08/31		3,396	3,364	3,343	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	12/08/31		—	(5)	(16)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	12/08/31		—	(5)	(8)	(9)(12)(13)(14)
						3,354	3,319
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	04/07/29		7,618	7,516	7,471	(9)(17)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/15/31		3,483	3,454	3,476	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	04/15/31		197	191	194	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	04/15/31		—	(3)	(1)	(9)(12)(13)(14)
						3,642	3,669

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/20/31	4,728	4,689	4,663	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/20/31	—	—	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/30	12	11	11	(9)(13)(14)(17)
					4,700	4,673
	Total Professional Services				$26,067	$25,988
Real Estate Management & Development
AKAM
AKAM Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/27/32	$2,891	$2,849	$2,849	(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/27/32	—	(11)	(22)	(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/27/32	—	(8)	(8)	(12)(13)(14)
AKAM Group Holdings, L.P.	Common Equity - Equity Unit	N/A	N/A	5,000 Shares	100	100	(6)(15)
	Total Real Estate Management & Development				$2,930	$2,919
Software
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/17/31	$4,839	$4,780	$4,762	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/17/31	—	(1)	(2)	(9)(12)(13)(14)
					4,779	4,760
CM Acquisitions Holdings Inc. (fka Sisterco Hold
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	01/28/28	3,864	3,858	3,825	(17)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/24/27	9,963	9,921	9,948	(9)(17)
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	03/18/32	3,380	3,351	3,339	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	03/18/32	—	(5)	(14)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	03/18/32	—	(4)	(6)	(9)(12)(13)(14)
					3,342	3,319
Litify
Litify LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	02/02/29	3,990	3,930	3,868	(9)(17)
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	02/20/30	4,752	4,678	4,611	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	02/20/30	100	98	97	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	02/20/30	—	(1)	(3)	(9)(12)(13)(14)
					4,775	4,705

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/30	9,653	9,540	9,493	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/30	—	(1)	(2)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/30	—	(1)	(2)	(9)(12)(13)(14)
					9,538	9,489
	Total Software				$40,143	$39,914
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/14/29	$9,749	$9,649	$9,662	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/14/29	37	36	36	(9)(13)(14)(17)
	Total Specialty Retail				$9,685	$9,698
Technology Hardware, Storage & Peripherals
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	01/02/31	$9,727	$9,623	$9,639	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	01/02/31	64	63	63	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	01/02/31		(1)	(1)	(9)(12)(13)(14)
					9,685	9,701
Havis
Havis, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	06/30/32	2,299	2,276	2,276	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	06/30/32	—	(2)	(2)	(9)(12)(13)(14)
					2,274	2,274
	Total Technology Hardware, Storage & Peripherals				$11,959	$11,975
Trading Companies & Distributors
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	12/30/32	$4,346	$4,284	$4,296	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/32	—	(9)	(7)	(9)(12)(13)(14)
					4,275	4,289
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	01/07/28	10,021	9,980	9,943	(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+551, 1.00% Floor	01/07/28	—	(2)	(4)	(9)(12)(13)(14)
					9,978	9,939

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (25)	Fair Value (1)(26)
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	S+475, 1.75% Floor	10/01/31	1,932	1,910	1,898	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.75% Floor	10/01/31	—	(2)	(6)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.75% Floor	10/01/31	—	(2)	(4)	(9)(12)(13)(14)
					1,906	1,888
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/07/31	9,629	9,515	9,566	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/07/31	99	98	98	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/07/31	35	34	34	(9)(13)(14)(17)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	66	(6)(9)
					9,677	9,764
	Total Trading Companies & Distributors				$25,836	$25,880
Wireless Telecommunication Services
Kane Communications LLC
Instrata Communications, LLC	First Lien Secured Debt - Term Loan	S+576, 1.00% Floor	12/31/29	$9,552	$9,416	$9,406	(9)(17)
	First Lien Secured Debt - Revolver	S+576, 1.00% Floor	12/31/29	—	(8)	(7)	(9)(12)(13)(14)
	Total Wireless Telecommunication Services				$9,408	$9,399
Total Investments before Cash Equivalents					$976,354	$935,434
Goldman Sachs Financial Square Government Institutional Fund		N/A	N/A	$8,230	$8,230	$8,230
State Street Institutional U.S. Government Money Market Fund Opportunity		N/A	N/A	$4,306	$4,306	$4,306
Total Investment after Cash Equivalents					$988,890	$947,970	(2)(7)

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	9/16/2026	$4,059		£3,045	Note 4
Foreign currency forward contract	9/16/2026	$4,899	C$	6,811	Note 4
Foreign currency forward contract	9/16/2026	$876		€758	Note 4

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(1)
Apollo Credit Management, LLC, as "valuation designee" (the "Adviser") is responsible for determining fair value, subject to the oversight of the Board of Trustees of the Company (the "Board") (see Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD ("$") unless otherwise noted, British Pound (“£”), Canadian Dollar (“C$”), European Euro (“€”). Par amount represents funded commitments. See Note 14 in the Consolidated Schedule of Investments and Note 7 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(11)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2026, non-qualifying assets represented approximately 4.5% of the total assets of the Company.
(12)
The negative fair value is the result of the commitment being valued below par.
(13)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(14)
As of June 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
365RM Holdco, LLC	$810	$61	$2	$747
ACP Packaging Intermediateco, LLC	1,098	183	—	915
AGDATA Midco, LLC	2,207	—	—	2,207
AKAM Buyer, Inc.	2,109	—	7	2,103
AMI Buyer, Inc.	100	—	—	100
Accelevation LLC	136	0	—	136
AeroMed Group LLC	1,833	287	—	1,547
American Restoration Holdings, LLC	384	127	—	257
Amylu Borrower Sub, LLC	1,873	—	—	1,873
Arcadia Solutions, Inc.	1,071	—	—	1,071
Aspen Aerogels, Inc.	100	11	—	89
Bingo Group Buyer, Inc.	763	3	—	760
Brush Group Bidco Limited*	1,990	—	—	1,990
Bullcave Limited	100	73	—	27
CARDS-Live Oak Holdings, Inc.	515	178	—	338
CI (MG) GROUP, LLC	1,103	291	—	812
CRS Holdings, Inc.	50	—	10	40
CSHC Buyerco, LLC	1,119	—	—	1,119
Chronicle Parent LLC	1,285	—	—	1,285
Club Champion LLC	100	37	—	63
Cool Buyer, Inc.	200	100	—	100
Crumbl Enterprises LLC	185	—	—	185
D&D Buyer, LLC	747	—	—	747
DCM Parent, LLC	775	—	—	775
DRS Holdings III, Inc.	570	—	—	570
DecisionHR Holdings, Inc.	1,596	—	—	1,596
Distinct Holdings Inc	100	57	27	17
Eagle U.S. Purchaser, Inc.	707	—	65	642
F&M Buyer LLC	1,620	—	—	1,620
Flow Control Intermediate Holdings 2.0, LLC	1,927	—	—	1,927
Four Winds Interactive LLC	100	—	1	99
GC Waves Holdings, Inc.	100	—	—	100
HALO Buyer, Inc	100	47	—	53
Havis, Inc.	201	—	—	201
Health Management Associates Superholdings, Inc.	972	—	2	969
IOTA HOLDINGS 3	1,316	362	2	952
Ideal Components Acquisition, LLC	1,889	332	50	1,507
Industrial Service Solutions WC, Inc.	370	80	—	290
Instrata Communications, LLC (fka Kane Communications LLC)	444	—	—	444
Justin's LLC	417	—	—	417
KL Charlie Acquisition Company	598	—	—	598
Lindstrom, LLC	643	—	90	553
Lotus Topco Inc.	63	—	—	63
Lunar Buyer, LLC	200	42	—	158

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
MOP-CLOYES, Inc.	1,842	193	—	1,649
MRO Parent Corporation	370	—	—	370
MacQueen Equipment, LLC	500	—	—	500
Merative L.P.	441	—	—	441
Mersino, Inc. (fka Ironhorse Purchaser, LLC)	1,033	21	17	995
Metz Culinary Management, LLC	411	—	—	411
NCP-MSI Buyer	1,333	952	4	378
NPPI Buyer, LLC	200	—	—	200
Natus Sensory, Inc.	200	—	—	200
Oak Point Partners, LLC	926	—	—	926
Orion Buyer, LLC	100	80	—	20
PMA Parent Holdings, LLC	100	—	—	100
Pace Health Companies, LLC	2,000	—	—	2,000
Pai Middle Tier, LLC	100	—	—	100
Patriot MCN Buyer Corp.	563	—	—	563
Pavement Preservation Acquisition, LLC	636	248	8	380
Premier Forge Purchaser, LLC	473	—	—	473
Protein For Pets Opco, LLC	100	—	—	100
Pure Upper Holdco LLC	1,778	—	—	1,778
Rarebreed Veterinary Partners, Inc.	100	—	5	95
Regis Corporation	100	4	20	76
Relevant Industrial, LLC	1,813	60	—	1,754
Ronnoco Holdings, Inc.	1,448	386	—	1,062
SEKO Global Logistics Network, LLC	14	—	—	14
SENDERRA RX ACQUISITION, LLC	385	38	—	346
Saffron Bidco Ltd*	133	—	—	133
Shelby Purchaser, LLC	833	—	—	833
Silk Holdings III Corp.	625	44	—	581
Sperry Acquisition, LLC	53	13	—	40
TCW Midco LLC	393	—	—	393
TS Investors, LLC	1,178	—	—	1,178
Tarrytown Acquisition Holdings, LLC	708	—	—	708
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	12	—	188
Total Power Limited	2,347	39	1	2,306
Total Power Limited*	194	14	1	179
Traffic Management Solutions, LLC	2,350	—	18	2,332
Trillium Health Care Products Inc.	68	54	—	15
Trillium Health Care Products Inc.*	31	—	—	31
Tyber Medical LLC	1,389	506	—	883
Ultra Clean Holdco LLC	1,121	—	—	1,121
Uniguest Holdings, Inc	200	—	—	200
Veristat Group Inc.	2,229	—	—	2,229
Vixxo Corporation	50	—	—	50
Vybond Buyer, LLC	200	—	—	200
WC ORS Buyer, Inc.	100	35	—	65
WH BorrowerCo, LLC	131	23	—	108
ePac Holdings LLC	1,444	—	82	1,362
Total Commitments	67,630	4,991	412	62,227

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2026 exchange rate.

** For all letters of credit issued and outstanding on June 30, 2026, $144 will expire in 2026, $250 will expire in 2027 and $18 will expire in 2030.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(15)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $363 or 0.10% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
AWRG Parent LLC	Common Equity - Stock	6/18/2025
AWRG Parent LLC	Common Equity - Stock	6/18/2025
Eagle Aggregator Ltd	Common Equity - Stock	12/31/2025
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	12/31/2025
Justin's LLC	Common Equity - Stock	12/15/2025
LAV Gear Holdings, inc (d/b/a 4Wall Entertainment, Inc.)	Common Equity - Stock	7/31/2025
AKAM Group Holdings, L.P.	Common Equity - Stock	2/27/2026
Xanitos TopCo, LLC	Common Equity - Membership Interest	12/3/2025

(16)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2026 was 3.73%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2026 was 3.85%.
(19)
The interest rate on these loans is subject to SONIA, which as of June 30, 2026 was 3.73%.
(20)
The interest rate on these loans is subject to 1 month CORRA, which as of June 30, 2026 was 2.28%.
(21)
The interest rate on these loans is subject to Prime, which as of June 30, 2026 was 6.75%.
(22)
The interest rate on these loans is subject to 3 months EURIBOR, which as of June 30, 2026 was 2.32%
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2026 was 2.57%.
(24)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and June 30, 2026 along with transactions during the six months ended June 30, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value as of December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
AWRG Borrower LLC, Term Loan	$5,343	$—	$(14)	$(1,278)	$4,051	$—	$—
AWRG Parent LLC, Stock	1,079	—	—	(1,079)	—	—	—
	$6,422	$—	$(14)	$(2,357)	$4,051	$—	$—
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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(25)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2026:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$14,366	$—	$104	$14,470
Air Freight & Logistics	13,283	—	2,736	16,019
Automobile Components	15,669	—	34	15,703
Beverages	3,833	—	50	3,883
Building Products	4,115	—	—	4,115
Chemicals	16,407	—	—	16,407
Commercial Services & Supplies	56,868	—	2,814	59,682
Construction & Engineering	27,979	—	—	27,979
Consumer Staples Distribution & Retail	18,078	—	—	18,078
Containers & Packaging	37,923	—	—	37,923
Diversified Consumer Services	59,738	—	—	59,738
Electrical Equipment	25,470	—	—	25,470
Electronic Equipment, Instruments & Components	36,234	—	—	36,234
Financial Services	34,541	—	—	34,541
Food Products	30,879	—	100	30,979
Ground Transportation	7,750	—	—	7,750
Health Care Equipment & Supplies	42,872	—	—	42,872
Health Care Providers & Services	132,926	—	100	133,026
Health Care Technology	17,921	—	—	17,921
Hotels, Restaurants & Leisure	23,255	—	—	23,255
Household Products	9,259	—	—	9,259
Insurance	15,434	—	—	15,434
IT Services	19,361	—	—	19,361
Leisure Products	12,984	—	—	12,984
Machinery	36,101	—	—	36,101
Media	28,042	—	—	28,042
Multi-Utilities	16,138	—	—	16,138
Paper & Forest Products	5,252	—	—	5,252
Personal Care Products	34,293	—	—	34,293
Pharmaceuticals	40,059	19	150	40,228
Professional Services	26,067	—	—	26,067
Real Estate Management & Development	2,830	—	100	2,930
Software	40,143	—	—	40,143
Specialty Retail	9,685	—	—	9,685
Technology Hardware, Storage & Peripherals	11,959	—	—	11,959
Trading Companies & Distributors	25,806	—	30	25,836
Wireless Telecommunication Services	9,408	—	—	9,408
Total Non-Controlled / Non-Affiliated Investments	$962,928	$19	$6,218	$969,165
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,530	—	1,659	7,189
Total Non-Controlled / Affiliated Investments	$5,530	$—	$1,659	$7,189
Total	$968,458	$19	$7,877	$976,354

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(26)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2026:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$14,379	$—	$130	$14,509	3.9%
Air Freight & Logistics	12,694	—	—	12,694	3.4%
Automobile Components	15,583	—	15	15,598	4.1%
Beverages	3,869	—	50	3,919	1.0%
Building Products	4,151	—	—	4,151	1.1%
Chemicals	16,066	—	—	16,066	4.3%
Commercial Services & Supplies	55,651	—	—	55,651	14.8%
Construction & Engineering	25,995	—	—	25,995	6.9%
Consumer Staples Distribution & Retail	17,999	—	—	17,999	4.8%
Containers & Packaging	37,724	—	—	37,724	10.0%
Diversified Consumer Services	59,529	—	—	59,529	15.8%
Electrical Equipment	20,656	—	—	20,656	5.5%
Electronic Equipment, Instruments & Components	35,926	—	—	35,926	9.5%
Financial Services	34,202	—	—	34,202	9.1%
Food Products	30,474	—	98	30,572	8.1%
Ground Transportation	6,813	—	—	6,813	1.8%
Health Care Equipment & Supplies	42,523	—	—	42,523	11.3%
Health Care Providers & Services	126,887	—	117	127,004	33.7%
Health Care Technology	13,740	—	—	13,740	3.7%
Hotels, Restaurants & Leisure	21,130	—	—	21,130	5.6%
Household Products	9,114	—	—	9,114	2.4%
Insurance	15,495	—	—	15,495	4.1%
IT Services	18,042	—	—	18,042	4.8%
Leisure Products	12,599	—	—	12,599	3.3%
Machinery	35,999	—	—	35,999	9.6%
Media	27,573	—	—	27,573	7.3%
Multi-Utilities	12,790	—	—	12,790	3.4%
Paper & Forest Products	5,002	—	—	5,002	1.3%
Personal Care Products	33,560	—	—	33,560	8.9%
Pharmaceuticals	39,002	—	33	39,035	10.4%
Professional Services	25,988	—	—	25,988	6.9%
Real Estate Management & Development	2,819	—	100	2,919	0.8%
Software	39,914	—	—	39,914	10.6%
Specialty Retail	9,698	—	—	9,698	2.6%
Technology Hardware, Storage & Peripherals	11,975	—	—	11,975	3.2%
Trading Companies & Distributors	25,814	—	66	25,880	7.0%
Wireless Telecommunication Services	9,399	—	—	9,399	2.5%
Total Non-Controlled / Non-Affiliated Investments	$930,774	$—	$609	$931,383	247.5%
% of Net Assets	247.3%	0.0%	0.2%	247.5%
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	4,051	—	—	4,051	1.1%
Total Non-Controlled / Affiliated Investments	$4,051	$—	$—	$4,051	1.1%
% of Net Assets	1.1%	0.0%	0.0%	1.1%
Total	$934,825	$—	$609	$935,434	248.6%
% of Net Assets	248.4%	0.0%	0.2%	248.6%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2026
Health Care Providers & Services	13.6%
Diversified Consumer Services	6.4%
Commercial Services & Supplies	5.9%
Health Care Equipment & Supplies	4.5%
Software	4.3%
Pharmaceuticals	4.2%
Containers & Packaging	4.0%
Machinery	3.8%
Electronic Equipment, Instruments & Components	3.8%
Financial Services	3.7%
Personal Care Products	3.6%
Food Products	3.3%
Media	2.9%
Construction & Engineering	2.8%
Professional Services	2.8%
Trading Companies & Distributors	2.8%
Hotels, Restaurants & Leisure	2.7%
Electrical Equipment	2.2%
IT Services	1.9%
Consumer Staples Distribution & Retail	1.9%
Chemicals	1.7%
Automobile Components	1.7%
Insurance	1.7%
Aerospace & Defense	1.6%
Health Care Technology	1.5%
Multi-Utilities	1.4%
Air Freight & Logistics	1.4%
Leisure Products	1.3%
Technology Hardware, Storage & Peripherals	1.3%
Specialty Retail	1.0%
Wireless Telecommunication Services	1.0%
Household Products	1.0%
Ground Transportation	0.7%
Paper & Forest Products	0.5%
Building Products	0.4%
Beverages	0.4%
Real Estate Management & Development	0.3%
100.0%

Geographic Region	June 30, 2026
United States	95.5%
United Kingdom	2.7%
Canada	1.8%

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(14)
As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

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

As of June 30, 2026, the Company's consolidated subsidiaries were AP Leaf, LLC (“AP Leaf”) and MAIPL Lender, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of June 30, 2026 and December 31, 2025 were $25,504 and $19,192, respectively.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the three and six months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of June 30, 2026 and December 31, 2025, the Company held certain foreign currency forward contracts with a fair market value of $113 and $(55), respectively.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2026. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distributions would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

As of December 31, 2025, the Company was taxed as a RIC for U.S. federal income tax purposes.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its year-end financial statements.

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

For the three and six months ended June 30, 2026, the Company recognized $952 and $1,939 of management fees, and $1,445 and $2,877 of performance-based incentive fees before impact of waived fees. For the three and six months ended June 30, 2026, $- and $405 of management fees were waived and $- and $597 of performance-based incentive fees were waived.

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

As of June 30, 2026, management fees payable and performance-based incentive fees payable were $952 and $1,445, respectively. As of December 31, 2025, management fees payable and performance-based incentive fees payable were $508 and $740, respectively.

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

For the three and six months ended June 30, 2026, the Company recognized $— and $—, respectively, of servicing fees. For the three and six months ended June 30, 2025, the Company recognized $— and $—, respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. As of June 30, 2026, the Adviser had not made any Expense Payments under the Expense Support Agreement, and no Reimbursement Payments were made or accrued during the three and six months ended June 30, 2026.

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

As of June 30, 2026, the Company’s co-investment holdings were 75.5% of the portfolio or $706,297, measured at fair value. On a cost basis, 75.1% of the portfolio or $732,924 were co-investments. As of December 31, 2025, the Company’s co-investment holdings were 72.4% of the portfolio or $682,621, measured at fair value. On a cost basis, 71.9% of the portfolio or $692,028 were co-investments.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of June 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$968,458	$934,825	$—	$5,609	$929,216
Unsecured Debt	19	—	—	—	—
Common Equity/Interests	7,877	609	—	—	609
Total Investments before Foreign Currency Forward Contracts	$976,354	$935,434	$—	$5,609	$929,825
Money Market Fund	$12,536	$12,536	$12,536	$—	$—
Total Cash Equivalents	$12,536	$12,536	$12,536	$—	$—
Total Investments after Cash Equivalents	$988,890	$947,970	$12,536	$5,609	$929,825
Foreign currency forward contracts	—	113	—	113	—
Total Investments and Foreign Currency Forward Contracts at Fair Value	$988,890	$948,083	$12,536	$5,722	$929,825

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$954,701	$938,801	$—	$6,814	$931,987
Unsecured Debt	19	—	—	—	—
Common Equity/Interests	7,772	3,995	—	—	3,995
Total Investments before Foreign Currency Forward Contracts	$962,492	$942,796	$—	$6,814	$935,982
Foreign currency forward contracts	—	(55)	—	(55)	—
Total Investments and Foreign Currency Forward Contracts at Fair Value	$962,492	$942,741	$—	$6,759	$935,982

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Fair Value Measurement and Disclosures

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of March 31, 2026	$925,594	$—	$2,939	$928,533
Net realized gains (losses)	114	—	—	114
Net change in unrealized gains (losses)	(3,785)	—	(2,330)	(6,115)
Net amortization on investments	626	—	—	626
Purchases, including capitalized PIK (2)	33,683	—	—	33,683
Proceeds from sales and repayments of investments (2)	(27,016)	—	—	(27,016)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of June 30, 2026 (3)	$929,216	$—	$609	$929,825

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(6,191)	$—	$(2,330)	$(8,522)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2025	$931,987	$—	$3,995	$935,982
Net realized gains (losses)	590	—	—	590
Net change in unrealized gains (losses)	(16,347)	—	(3,491)	(19,838)
Net amortization on investments	1,207	—	—	1,207
Purchases, including capitalized PIK (2)	82,853	—	105	82,958
Proceeds from sales and repayments of investments (2)	(71,074)	—	—	(71,074)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of June 30, 2026 (3)	$929,216	$—	$609	$929,825

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(16,537)	$—	$(3,491)	$(20,028)

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
(3)
Includes unfunded commitments measured at fair value of $(702).

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of March 31, 2025	$926,122	$19	$3,750	$929,891
Net realized gains (losses)	(213)	—	—	(213)
Net change in unrealized gains (losses)	(2,187)	—	(1,124)	(3,310)
Net amortization on investments	493	—	—	493
Purchases, including capitalized PIK (2)	42,814	—	1,660	44,474
Proceeds from sales and repayments of investments (2)	(49,173)	—	—	(49,173)
Fair value as of June 30, 2025 (3)	$917,856	$19	$4,286	$922,161

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(2,187)	$—	$(1,124)	$(3,310)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2024	$892,748	$19	$2,895	$895,661
Net realized gains (losses)	417	—	—	417
Net change in unrealized gains (losses)	(8,567)	—	(417)	(8,984)
Net amortization on investments	1,432	—	—	1,432
Purchases, including capitalized PIK (2)	127,492	—	1,809	129,301
Proceeds from sales and repayments of investments (2)	(95,666)	—	—	(95,666)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of June 30, 2025 (3)	$917,856	$19	$4,286	$922,161

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(8,567)	$—	$(417)	$(8,984)

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2026. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$893,330	Yield Analysis	Discount Rate	4.0%	20.8%	10.8%
	17,255	Cost Approach	Cost Approach	N/A	N/A	N/A
	18,631	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Common Equity/Interests	609	Guideline Public Company	TEV/EBITDA	7.0x	18.0x	11.56x
Total Level 3 Investments	$929,825

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

Investment Transactions

For the three and six months ended June 30, 2026, purchases of investments on a trade date basis were $32,388 and $81,256, respectively. For the three and six months ended June 30, 2026, sales and repayments of investments on a trade date basis were $27,036 and $71,092, respectively.

For the three and six months ended June 30, 2025, purchases of investments on a trade date basis were $43,656 and $128,030, respectively. For the three and six months ended June 30, 2025, sales and repayments of investments on a trade date basis were $49,096 and $103,527, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2026, PIK income earned was $649 and $1,281, respectively. During the three and six months ended June 30, 2025, PIK income earned was $847 and $1,525, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$6,829	$4,132	$6,243	$3,839
PIK income capitalized	1,295	918	1,881	1,476
PIK capitalized exited from investment sales, repayments, and restructurings	—	(60)	—	(324)
PIK balance at end of period	$8,124	$4,991	$8,124	$4,991

Investments on Non-Accrual Status

As of June 30, 2026, 3.3% of total investments at amortized cost, or 1.7% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 2.5% of total investments at amortized cost, or 1.5% of total investments at fair value, were on non-accrual status.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2026:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$4,059		£3,045	9/16/2026	21	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	4,899	C$	6,811	9/16/2026	85	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	876		€758	9/16/2026	7	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$113

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$2,898	C$	3,979	3/18/2026	(10)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	996		€850	3/18/2026	(6)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,518		£2,640	3/18/2026	(39)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(55)

The Company's foreign currency forward contracts are subject to an enforceable ISDA Master Netting Agreement with State Street Bank and Trust Company. Pursuant to the Company's accounting policy, forward contract fair values are presented net by counterparty. As of June 30, 2026, the net fair value of these contracts was a $113 asset, reflected in "Unrealized appreciation on foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. The Company has elected not to offset cash collateral against derivative fair values; no cash collateral was posted or received in connection with these contracts.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for three and six months ended June 30, 2026 and 2025, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$129	$(134)	$110	$(146)
		$129	$(134)	$110	(146)

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(10)	$(39)	$168	$(39)
		$(10)	$(39)	$168	$(39)

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After the Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company's asset coverage was 164.9% and 170.7%, respectively.

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

As of June 30, 2026, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $579,468 with a fair value of $578,307 and deferred financing costs of $6,253. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of June 30, 2026. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average debt outstanding	$575,837	$572,018	$572,015	$570,288
Maximum amount of debt outstanding	586,380	584,357	586,380	584,357
Weighted average annualized interest cost (1)	5.88%	6.33%	5.81%	6.58%
Annualized amortized debt issuance cost	0.29%	0.29%	0.29%	0.17%
Total annualized interest cost	6.17%	6.62%	6.11%	6.75%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. Commitment fees for the three and six months ended June 30, 2026 and 2025, were $220 and $— respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of June 30, 2026:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	4,100	$2,987	$2,891	$96	7/15/2026
Great Britain Pound		£3,300	$4,371	$4,377	$(6)	7/4/2026
Total			$7,359	$7,268	$90

The Company had the following foreign-denominated debt obligations outstanding on its SPV Financing Facilities as of December 31, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	6,000	$4,372	$4,371	$1	1/15/2026
Great Britain Pound		£3,500	$4,636	$4,718	$(82)	1/4/2026
Total			$9,008	$9,089	$(81)

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 6. Net Assets

The Company is authorized to issue an unlimited number of common shares of beneficial interest (“Common Shares”) at $0.001 per share par value. Since the commencement of operations on December 15, 2023, the Company has entered into subscription agreements with investors, including affiliates of the Adviser, to make commitments to purchase Common Shares (“Capital Commitments”). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase the Common Shares at a price per share equal to the most recent net asset value (“NAV”) per share determined within 48 hours of a date specified in the drawdown notice. Drawdown notices will be delivered at least 10 business days prior to the date on which contributions will be due and drawdown amounts will generally be made pro rata, in accordance with unfunded Capital Commitments of all investors.

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

As of June 30, 2026 and December 31, 2025, the Company had the following Capital Commitments, pursuant to subscription agreements, and contributions from its shareholders:

	June 30, 2026			December 31, 2025
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$500,000	$414,877	$83%	$500,000	$414,877	$83%

The following table summarizes the Common Shares of the Company issued for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Proceeds from shares sold	—	$—	1,015,847	$25,000
Distributions reinvested	70,289	1,648	31,224	763
Total net increase (decrease)	70,289	$1,648	1,047,071	$25,763

The following table presents distributions that were declared during the six months ended June 30, 2026:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 13, 2026	March 12, 2026	April 16, 2026	$0.7353	$12,579
May 21, 2026	May 06, 2026	July 23, 2026	0.5729	9,821
			$1.3082	$22,400

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2026	December 31, 2025
Unfunded revolver obligations and bridge loan commitments (1)	$28,028	$21,899
Standby letters of credit issued and outstanding (2)	412	43
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	34,199	27,490
Total Unfunded Commitments	$62,639	$49,432

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2026, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2026, no bridge loan commitments were outstanding.
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

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of June 30, 2026, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Share Data*
Net asset value at beginning of period	$23.24	$24.43
Net investment income (1)	1.23	1.66
Net realized and change in unrealized gains (losses) (1)	(1.21)	(0.57)
Net increase in net assets resulting from operations	0.02	1.09
Distribution of net investment income (1)(2)	(1.31)	(1.54)
Net asset value at end of period	$21.95	$23.98

Total return (3)	0.13%	4.50%
Shares outstanding at end of period (1)	17,142,542	15,969,674
Weighted average shares outstanding (1)	17,117,518	15,823,338

Ratio/Supplemental Data
Net assets at end of period (in millions)	$376.4	$383.0
Annualized ratio of operating expenses to average net assets (4)	3.50%	1.95%
Annualized ratio of interest and other debt expenses to average net assets	9.15%	10.58%
Annualized ratio of total expenses to average net assets (4)	12.65%	12.52%
Annualized ratio of net investment income to average net assets	11.08%	13.99%
Average debt outstanding (in millions)	$572.0	$570.3
Average debt per share	$33.42	$36.04
Annualized portfolio turnover rate	15.29%	22.56%
Asset coverage per unit (5)	$1,649	$1,679

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
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the six months ended June 30, 2026, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.02% and 13.17%, respectively, without the fee waivers.
(5)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2026, the Company's asset coverage was 164.9%.

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

Distribution Declarations

On August 5, 2026, the Company’s Board declared a base distribution of $0.5895 per share, payable on October 22, 2026 to shareholders of record as of October 6, 2026. There can be no assurances that the Board will continue to declare a base distribution of $0.5895 per share.

Entry into Waiver Agreement

On August 12, 2026, the Company entered into a waiver agreement (the "Waiver Agreement") with the Adviser, pursuant to which the Adviser has agreed to waive 50% of the base management fee and incentive fee payable by the Company to the Adviser for the period from April 1, 2026 through June 30, 2027. For the avoidance of doubt, the Waiver Agreement does not amend the calculation of the base management fee and incentive fee as set forth in the Advisory Agreement. Other than the waiver contemplated by the Waiver Agreement, the terms of the Advisory Agreement remain in full force and effect. The impact of the waiver for the period from April 1, 2026 through June 30, 2026 will result in a reimbursement to the Company of $1.2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of MidCap Apollo Institutional Private Lending:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Apollo Institutional Private Lending and subsidiaries (formerly known as Middle Market Apollo Institutional Private Lending) (the "Company") as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 13, 2026

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

Overview

MidCap Apollo Institutional Private Lending (the “Company,” “we,” “us,” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in investor commitments to purchase common shares of beneficial interest ("Capital Commitments"), the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners funded Capital Commitments were converted into 12,145,597 common shares of beneficial interest ("Common Shares") at the Conversion Date. Since the Conversion Date, and through June 30, 2026, we have raised approximately $121,290 in net proceeds from additional offerings of Common Shares. All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2026	2025	2026	2025
Investments made in portfolio companies	$32.4	43.7	$81.3	$128.0
Investments sold	—	—	—	—
Net activity before repaid investments	32.4	43.7	81.3	128.0
Investments repaid	(27.0)	(49.1)	(71.1)	(103.5)
Net investment activity	$5.4	(5.4)	$10.2	$24.5

Portfolio companies, at beginning of period	146	126	143	126
Number of investments in new portfolio companies	6	10	14	28
Number of exited companies	(1)	(7)	(6)	(25)
Portfolio companies at end of period	151	129	151	129

Number of investments in existing portfolio companies	53	15	86	50

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	100%	100%
Total secured debt	100%	100%
Unsecured debt	0%	0%
Common equity/interests and warrants	0%	0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.5%	9.6%
Secured debt portfolio (2)	9.5%	9.6%
Unsecured debt portfolio (2)	11.3%	11.3%
Total debt portfolio (2)	9.5%	9.6%
Total portfolio (3)	9.1%	9.3%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$919.2 million	$925.1 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$936.9 million	$931.3 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operation and through June 30, 2026, invested capital totaled $1,340.4 million in 207 portfolio companies.

Recent Developments

See Note 9 to the consolidated financial statements for a summary of recent developments.

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

As of June 30, 2026, $929.8 million or 99.4% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six months ended June 30,
(in millions)*	2026	2025	2026	2025
Investment Income
Interest income	$22.0	$23.5	$43.6	$47.9
Dividend income	—	—	—	—
PIK interest income	0.6	0.8	1.3	1.5
Other income	0.1	0.1	0.4	0.3
Total investment income	$22.8	$24.5	$45.3	$49.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$2.4	$1.3	$3.8	$1.5
Interest and other debt expenses, net of reimbursements	8.9	9.9	17.5	19.8
Administrative services expense, net of reimbursements	0.4	0.3	0.9	0.4
Other general and administrative expenses	1.0	0.8	2.0	1.7
Net Expenses	$12.7	$12.2	$24.1	$23.5
Net Investment Income	$10.1	$12.3	$21.1	$26.2
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$0.1	$(0.5)	$0.1	$(0.5)
Net change in unrealized gains (losses)	(6.4)	(3.4)	(20.9)	(8.4)
Net Realized and Change in Unrealized Gains (Losses)	$(6.2)	$(4.0)	$(20.8)	$(9.0)
Net Increase in Net Assets Resulting from Operations	$3.9	$8.3	$0.4	$17.2

Net Investment Income on Per Average Share Basis (1)	$0.59	$0.77	$1.23	$1.66
Earnings per share — basic (1)	$0.23	$0.52	$0.02	$1.09

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Total investment income (including PIK) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, decreased by $1.7 million. The decline in total investment income was primarily driven by the decrease in the average yield for the total debt portfolio, from 10.1% for the three months ended June 30, 2025 to 9.5% for the three months ended June 30, 2026, combined with an increase in non-accrual positions.

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Total investment income (including PIK) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, decreased by $4.4 million. The decline in total investment income was primarily driven by the decrease in the average yield for the total debt portfolio, from 10.3% for six months ended June 30, 2025 to 9.5% for the six months ended June 30, 2026, combined with an increase in non-accrual positions.

Net Expenses

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

For the three months ended June 30, 2026 and June 30, 2025, net expenses were $12.7 million and $12.2 million, respectively. The primary driver of the increase is higher management and performance-based incentive fees (net of waivers). The Adviser waived 50% of the management fee and incentive fee from March 15, 2025 through March 15, 2026. The waiver expired on March 15, 2026, and 100% of management and incentive fees were charged in the quarter ended June 30, 2026. This is partially offset by interest and other debt expenses decreasing, driven by lower SOFR rates.

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

For the six months ended June 30, 2026 and June 30, 2025, net expenses were $24.1 million and $23.5 million, respectively. The primary driver of the increase is higher management and performance-based incentive fees (net of waivers). The Adviser waived 50% of the management fee and incentive fee from March 15, 2025 through March 15, 2026. Following the expiration of the waiver on March 15, 2026, the Adviser resumed earning 100% of the management and incentive fees. This is partially offset by interest and other debt expenses decreasing, driven by lower SOFR rates.

Net Realized Gains (Losses)

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

During the three months ended June 30, 2026, realized foreign-currency and FX forward activity produced a gross realized gains of $0.1 million and gross realized losses of $0 million, resulting in net realized gains of $0.1 million.

During the three months ended June 30, 2025, we recognized gross realized gains of $0 million and gross realized losses of $0.4 million, resulting in net realized losses of $0.4 million

(in millions)	Net Realized Gain (Loss)
American West	$(0.4)

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

During the six months ended June 30, 2026, realized foreign-currency and FX forward activity produced a gross realized gains of $0.1 million and gross realized losses of $0 million, resulting in net realized gains of $0.1 million.

During the six months ended June 30, 2025, we recognized gross realized gains of $0 million and gross realized losses of $0.4 million, resulting in net realized losses of $0.4 million.

(in millions)	Net Realized Gain (Loss)
American West	$(0.4)

Net Change in Unrealized Gains (Losses)

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

During the three months ended June 30, 2026, we recognized gross unrealized gains of $6.5 million and gross unrealized losses of $12.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $6.4 million. Significant changes in unrealized gains (losses) for the three months ended June 30, 2026 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
Veristat Group Inc.	$4.0
LAV GEAR HOLDINGS INC	(2.7)
Midwest Vision	(2.4)
American Restoration	(2.0)

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

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

During the six months ended June 30, 2026, we recognized gross unrealized gains of $5.3 million and gross unrealized losses of $26.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $20.9 million which was primarily driven by financial underperformance and credit stress in a handful of positions. Market-wide spread widening, concentrated in software and technology early in the year, further contributed to the net loss. Significant changes in unrealized gains (losses) for the six months ended June 30, 2026 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Veristat Group Inc.	$3.7
Midwest Vision	(4.2)
LAV GEAR HOLDINGS INC	(3.2)
American West	(2.3)
Kauffman	(2.1)
American Restoration	(2.0)
Congruex	(1.4)
Distinct	(1.2)

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

(in millions)	Net Change in Unrealized Gain (Loss)
FEV Acquisition Corporation	$(2.9)
Veristat Group Inc.	(2.4)
LAV GEAR HOLDINGS INC	(2.1)

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2026:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$579.5	$—	$—	$579.5	$—
Total Debt Obligations	$579.5	$—	$—	$579.5	$—

(1)
As of June 30, 2026, aggregate lender commitments under the Senior Secured Facility totaled $750 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through June 30, 2026 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2026. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Trustees (the "Board").

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

PIK Income

For the three and six months ended June 30, 2026, PIK income totaled $0.6 million and $1.3 million on total investment income of $22.8 million and $45.3 million, respectively. For the three and six months ended June 30, 2025, PIK income totaled $0.8 million and $1.5 million on total investment income of $24.5 million and $49.7 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined by our Adviser, subject to the oversight of the Board. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the three and six months ended June 30, 2026 for more information relating to our investment valuation.

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

As of June 30, 2026, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, the AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$4.8 million	$0.279
Up 100 basis points	3.2 million	0.185
Up 50 basis points	1.6 million	0.092
Down 50 basis points	(1.6) million	(0.092)
Down 100 basis points	(3.2) million	(0.184)
Down 150 basis points	(4.6) million	(0.269)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Entry into Waiver Agreement

On August 12, 2026, the Company entered into a waiver agreement (the "Waiver Agreement") with the Adviser, pursuant to which the Adviser has agreed to waive 50% of the base management fee and incentive fee payable by the Company to the Adviser for the period from April 1, 2026 through June 30, 2027. For the avoidance of doubt, the Waiver Agreement does not amend the calculation of the base management fee and incentive fee as set forth in the Advisory Agreement. Other than the waiver contemplated by the Waiver Agreement, the terms of the Advisory Agreement remain in full force and effect. The impact of the waiver for the period from April 1, 2026 through June 30, 2026 will result in a reimbursement to the Company of $1.2 million.

Item 6. Exhibits

3.1	Fourth Amended and Restated Agreement and Declaration of Trust (1)
3.2	Bylaws (2)
10.1	Fee Waiver Agreement, dated August 12, 2026, by and between MidCap Apollo Institutional Private Lending and Apollo Credit Management, LLC*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

(*) Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on May 13, 2024.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2026.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

By:	/s/ Tanner Powell
Name:	Tanner Powell
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth Seifert
Name:	Kenneth Seifert
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Joseph Durkin
Name:	Joseph Durkin
Title:	Chief Accounting Officer
(Principal Accounting Officer)