Form 10-Q
period 2026-09-30
MidCap Apollo Institutional Private Lending
filed 2026-11-06
CIK 2006758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there was no established public market for the Registrant’s common shares of beneficial interest, $0.001 par value per share (“Common Shares”).

As of November 6, 2026, the Registrant had 17,205,637 Common Shares outstanding.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” or “our” refer to MidCap Apollo Institutional Private Lending unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost $963,432 and $955,289, respectively)	$923,810	$936,374
Non-controlled/affiliated investments (cost $7,121 and $7,203, respectively)	4,214	6,422
Cash and cash equivalents	17,228	19,192
Foreign currencies (cost $426 and $1,249, respectively)	420	1,266
Receivable for investments sold	121	405
Interest receivable	5,324	4,676
Unrealized appreciation on foreign currency forward contracts	431	—
Other assets	6	—
Total Assets	$951,554	$968,335

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $5,826 and $7,095 as of September 30, 2026 and December 31, 2025, respectively)	$562,342	$553,694
Payable for investments purchased	1,012	168
Management fees payable	4	508
Performance-based incentive fees payable	—	740
Distributions payable	—	12,292
Interest payable	2,622	2,614
Accrued administrative services expense payable	451	42
Unrealized depreciation on foreign currency forward contracts	—	55
Other liabilities and accrued expenses	2,334	1,468
Total Liabilities	$568,765	$571,581
Commitments and contingencies (Note 7)
Total Net Assets	$382,789	$396,754

Net Assets (Note 6)
Common shares, $0.001 par value (Unlimited shares authorized; 17,172,990 shares issued and outstanding as of September 30, 2026 and 17,072,253 shares issued and outstanding as of December 31, 2025)	$17	$17
Capital in excess of par value	430,088	427,763
Accumulated under-distributed (over-distributed) earnings	(47,316)	(31,026)
Net Assets	$382,789	$396,754

Net Asset Value Per Share	$22.29	$23.24

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$22,319	$23,884	$65,950	$71,725
PIK interest income	416	808	1,696	2,388
Other income	173	168	539	422
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	134	—	153
Total Investment Income	$22,908	$24,994	$68,185	$74,688
Operating Expenses
Interest and other debt expenses	$9,032	$9,712	$26,498	$29,537
Management fees	959	1,008	2,898	2,918
Performance-based incentive fees	1,428	1,654	4,305	4,885
Administrative service expenses	474	273	1,330	663
Other general and administrative expenses	1,017	789	3,021	2,519
Total expenses	12,910	13,436	38,052	40,522
Management fees waived	(955)	(504)	(1,360)	(1,845)
Performance-based incentive fees waived	(1,436)	(827)	(2,033)	(3,094)
Net Expenses	$10,519	$12,105	$34,659	$35,583
Net Investment Income	$12,389	$12,889	$33,526	$39,105
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(5,102)	$(9,496)	$(5,102)	$(9,892)
Foreign currency forward contracts	(192)	(17)	(83)	(162)
Foreign currency transactions	38	(28)	47	(31)
Net realized gains (losses)	$(5,256)	$(9,541)	$(5,138)	$(10,085)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(1,832)	3,692	(20,699)	(4,543)
Non-controlled/affiliated investments	231	(219)	(2,126)	(219)
Foreign currency forward contracts	318	77	486	38
Foreign currency translations	(94)	(9)	60	(176)
Net change in unrealized gains (losses)	(1,377)	3,541	(22,279)	(4,900)
Net Realized and Change in Unrealized Gains (Losses)	$(6,633)	$(6,000)	$(27,417)	$(14,985)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,756	$6,889	$6,109	$24,120

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations
Net investment income	$12,389	$12,889	$33,526	$39,105
Net realized gains (losses)	(5,256)	(9,541)	(5,138)	(10,085)
Net change in unrealized gains (losses)	(1,377)	3,541	(22,279)	(4,900)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,756	$6,889	$6,109	$24,120

Distributions to Shareholders
Distribution of net investment income	$—	$(12,779)	$(22,399)	$(37,322)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$—	$(12,779)	$(22,399)	$(37,322)

Capital Share Transactions
Net proceeds from the issuance of common shares (Note 6)	$—	$25,000	$—	$50,000
Distributions reinvested	678	824	2,325	1,587
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$678	$25,824	$2,325	$51,587

Net Assets
Net increase (decrease) in net assets during the period	$6,434	$19,934	$(13,965)	$38,385
Net assets at beginning of period	376,355	382,978	396,754	364,527
Net Assets at End of Period	$382,789	$402,912	$382,789	$402,912

Capital Share Activity
Shares issued during the period (Note 6)	—	1,034,768	—	2,050,615
Distributions reinvested	30,448	33,999	100,737	65,223
Shares issued and outstanding at beginning of period	17,142,542	15,969,674	17,072,253	14,922,603
Shares Issued and Outstanding at End of Period	17,172,990	17,038,441	17,172,990	17,038,441

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$6,109	$24,120
Net realized (gains) losses on investments	5,102	9,892
Net change in unrealized (gains) losses	22,279	4,900
PIK interest capitalized	(1,847)	(2,357)
Net accretion of discount and amortization of premium	(3,042)	(2,307)
Amortization of deferred financing costs	1,269	917
Purchases of investments	(127,559)	(176,016)
Proceeds from sale of investments and principal repayments	119,295	169,344
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(648)	(5,773)
Decrease (increase) in receivable for investments sold	284	7,375
Decrease (increase) in other assets	(6)	—
Increase (decrease) in payable for investments purchased	844	84
Increase (decrease) in management fees payable	(504)	504
Increase (decrease) in performance-based incentive fees payable	(740)	827
Increase (decrease) in interest payable	8	(617)
Increase (decrease) in accrued administrative services expense payable	409	(1,144)
Increase (decrease) in other liabilities and accrued expenses	866	558
Net Cash (Used in)/Provided by Operating Activities	$22,119	$30,307

Financing Activities
Issuances of debt	$81,100	$96,136
Payments of debt	(73,640)	(156,000)
Financing costs paid and deferred	—	(3,290)
Proceeds from issuance of common shares	—	50,000
Distributions paid	(32,366)	(36,125)
Net Cash (Used in)/Provided by Financing Activities	$(24,906)	$(49,279)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents during the period	$(2,787)	$(18,972)
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	35
Cash and cash equivalents at beginning of period	20,458	33,954
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$17,648	$15,017

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$25,221	$29,237
Reinvestment of distributions during the period	$2,325	$1,587
PIK income	$1,696	$2,388

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Aerospace & Defense
Aeromed Group, LLC
AeroMed Group LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	02/25/31	$3,151	$3,122	$3,121	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	02/25/31	—	(5)	(11)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	02/25/31	353	347	347	(9)(13)(14)(17)
					3,464	3,457
Beaufort
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	N/A	N/A	36,288 Shares	49	68	(6)(9)(11)(15)
	Common Equity - Stock	N/A	N/A	741 Shares	1	5	(6)(9)(11)(15)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/31/32	4,222	4,163	4,160	(9)(11)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/31/32	—	(9)	(10)	(9)(11)(12)(13)(14)
					4,204	4,223
Premier Forge Group
Premier Forge Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/29/33	2,027	2,002	2,007	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	06/29/32	28	23	24	(9)(13)(14)(17)
					2,025	2,031
RH Aero Systems
Acme Bidco, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/31/33	3,731	3,694	3,694	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/31/33	—	(4)	(4)	(9)(11)(12)(13) (14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/31/33	—	(5)	(5)	(9)(11)(12)(13) (14)
					3,685	3,685
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/03/31	4,740	4,685	4,715	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	02/03/31	99	98	99	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	02/03/31	27	26	26	(9)(13)(14)(17)
Sperry Parent Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	544 Shares	54	89	(6)(9)
					4,863	4,929
	Total Aerospace & Defense				$18,241	$18,325

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/01/29	$7,759	$7,631	$7,759	(9)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	05/01/29	2,469	2,451	2,469	(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/01/29	990	982	981	(9)(17)
					11,064	11,209
SEKO Global Logistics Network, LLC
SEKO Global Logistics Network, LLC	First Lien Secured Debt - Term Loan	10.76%	05/27/30	2,131	2,038	1,220	(5)(9)
	First Lien Secured Debt - Term Loan	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	120	120	116	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+100 Cash plus 9.50% PIK, 1.00% Floor	11/27/29	62	62	62	(9)(17)
	Common Equity - Equity Unit	N/A	N/A	876 Shares	2,736	—	(6)(9)
					4,956	1,398
	Total Air Freight & Logistics				$16,020	$12,607
Automobile Components
AAMP Global Holdings, Inc.
AAMP Global Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 1.00% Floor	06/05/27	$7,563	$7,544	$7,531	(17)
Cloyes
MOP-CLOYES, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	05/01/32	3,150	3,120	3,124	(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	05/01/32	—	(6)	(11)	(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	05/01/32	88	83	83	(13)(14)(17)
					3,197	3,196
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Limited Partnership	N/A	N/A	34,483 Shares	34	14	(6)(9)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/31/30	4,716	4,664	4,578	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/31/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/31/30	35	34	32	(9)(13)(14)(17)
					4,731	4,621
	Total Automobile Components				$15,472	$15,348

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	03/17/31	$4,539	$4,487	$4,490	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	03/17/31	—	(11)	(16)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	03/17/31	386	370	370	(9)(13)(14)(17)
	Common Equity - Stock	N/A	N/A	577 Shares	52	52	(6)(9)
	Total Beverages				$4,898	$4,896
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Term Loan	S+585, 2.00% Floor	10/04/29	$3,183	$3,133	$3,161	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+585, 2.00% Floor	10/04/29	1,393	1,386	1,381	(9)(13)(14)(17)
	Total Building Products				$4,519	$4,542
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	S+500, 4.50% Floor	08/19/29	$5,782	$5,708	$5,629	(9)(11)(16)
	First Lien Secured Debt - Revolver	S+510, 2.50% Floor	08/19/29	11	11	9	(9)(11)(13)(14)(16)
					5,719	5,638
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	10/03/30	4,716	4,647	4,557	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/03/30	—	(1)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/03/30	42	41	39	(9)(13)(14)(17)
					4,687	4,593
Universal Fiber Systems
Universal Fiber Systems LLC	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	09/30/28	5,523	5,492	5,253	(17)
	Total Chemicals				$15,898	$15,484

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Commercial Services & Supplies
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	07/10/31	$9,004	$8,921	$9,004	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	07/10/31	339	334	339	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	07/10/31	3	2	3	(9)(13)(14)(17)
					9,257	9,346
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/21/32	1,563	1,549	1,556	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/21/32	487	482	484	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/21/32	264	261	262	(9)(13)(14)(17)
					2,292	2,302
Climate Pros
Climate Pros, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	07/24/27	7,785	7,766	7,666	(17)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	03/30/29	3,806	3,774	3,780	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	03/30/29	—	(3)	(5)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	03/30/29	—	(2)	(2)	(9)(12)(13)(14)
					3,769	3,773
IronClad
Mersino, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	03/31/29	3,946	3,904	3,909	(9)(18)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	03/31/29	—	(8)	(7)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	03/31/29	—	(3)	(2)	(9)(12)(13)(14)
					3,893	3,900
LAV GEAR HOLDINGS INC
LAV Gear Holdings, inc	First Lien Secured Debt - Term Loan	S+250 Cash plus 3.44% PIK, 1.00% Floor	07/31/29	4,374	4,273	3,395	(16)
	Common Equity - Stock	N/A	N/A	18,105 Shares	2,814	—	(6)
					7,087	3,395

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Monarch Landscape Companies
Monarch Landscape Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/02/28	7,756	7,712	7,590	(17)
Paradigm HSE
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/10/33	1,527	1,512	1,515	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/10/33	78	75	73	(9)(17)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/10/33	31	28	29	(9)(13)(14)
					1,615	1,617
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/09/30	6,621	6,520	6,500	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	08/09/30	100	99	98	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/09/30	172	161	160	(9)(13)(14)(17)
					6,780	6,758
Rasa Floors & Carpet Cleaning, LLC
Rasa Floors & Carpet Cleaning, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/22/27	7,756	7,525	7,320	(17)
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/01/30	1,902	1,882	1,880	(9)(17)
Westway Enterprises
Shelby Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	06/30/33	1,667	1,650	1,655	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	06/30/33	—	(3)	(4)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	06/30/33	—	(2)	(2)	(9)(12)(13)(14)
					1,645	1,649
	Total Commercial Services & Supplies				$61,223	$57,196
Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	07/24/30	$10,211	$10,078	$7,971	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/24/30	318	315	192	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	07/24/30	127	126	99	(9)(14)(17)
					10,519	8,262

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Carr and Duff, LLC
Carr and Duff, LLC	First Lien Secured Debt - Term Loan	S+605, 1.00% Floor	03/11/27	7,456	7,440	7,431	(17)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	06/06/30	1,771	1,747	1,735	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	06/06/30	25	25	24	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	06/06/30	—	(1)	(1)	(9)(12)(13)(14)
					1,771	1,758
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	02/13/32	889	874	883	(9)(17)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/30	6,577	6,508	6,541	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/30	871	858	858	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/30	—	(9)	(5)	(9)(12)(13)(14)
					7,357	7,394
	Total Construction & Engineering				$27,961	$25,728
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/20/30	$7,722	$7,617	$7,632	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	09/20/30	—	(1)	(1)	(9)(12)(13)(14)
					7,616	7,631
Metz Culinary
Metz Culinary Management, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	12/23/29	2,078	2,061	2,063	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	12/23/29	—	(2)	(3)	(9)(12)(13)(14)
					2,059	2,060
Turkey Hill
THLP CO., LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	01/31/28	8,389	8,386	8,336	(9)(17)
	Total Consumer Staples Distribution & Retail				$18,061	$18,027

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/22/31		$6,338	$6,255	$6,101	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	10/22/31		841	827	800	(9)(13)(14)(17)
						7,082	6,901
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/03/32		9,678	9,559	9,625	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/03/32		—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/03/32		—	(1)	(1)	(9)(12)(13)(14)
						9,557	9,623
ePac Flexible Packaging
ePac Holdings LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/14/32		6,358	6,300	6,298	(9)(17)
	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	01/14/32	C$	2,155	1,538	1,500	(9)(20)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	01/14/32		—	(13)	(13)	(9)(12)(13)(14)
						7,825	7,785
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	03/24/31		2,880	2,852	2,798	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	03/24/31		746	739	725	(9)(17)
	First Lien Secured Debt - Revolver	S+375, 0.75% Floor	03/24/31		1,177	1,164	1,137	(9)(13)(14)(17)
						4,755	4,660
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/20/29		9,604	9,513	9,514	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/20/29		65	64	64	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/20/29		—	(1)	(1)	(9)(12)(13)(14)
						9,576	9,577
	Total Containers & Packaging					$38,795	$38,546
Diversified Consumer Services
Certus Pest Control
Certus Pest, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/03/31		$2,954	$2,924	$2,924	(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/03/31		—	(8)	(8)	(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/03/31		—	(4)	(4)	(12)(13)(14)
						2,912	2,912

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/03/31	4,020	3,950	3,950	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/03/31	372	361	357	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	12/03/31	33	31	31	(9)(13)(14)(17)
					4,342	4,338
Express Wash Concepts
Express Wash Concepts, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/03/32	4,024	3,974	3,974	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	09/03/32	130	124	120	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	09/03/32	3	1	1	(9)(13)(14)(17)
					4,099	4,095
Go Car Wash
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	S+585, 1.00% Floor	06/30/28	7,754	7,696	7,639	(9)(17)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/07/30	3,379	3,342	3,352	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/07/30	—	—	—	(9)(13)(14)
					3,342	3,352
Mariani
CI (MG) Group, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	03/27/30	4,684	4,632	4,650	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	03/27/30	1,471	1,453	1,457	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	03/27/30	81	76	77	(9)(13)(14)(17)
					6,161	6,184
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	S+450, 2.50% Floor	06/24/29	8,600	8,497	8,507	(9)(16)
	First Lien Secured Debt - Revolver	S+450, 2.50% Floor	06/24/29	2	1	1	(9)(13)(14)(17)
					8,498	8,508
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	10/22/29	4,716	4,685	4,635	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	10/22/29	2,454	2,433	2,406	(9)(13)(14)(16) (17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	10/22/29	—	(1)	(2)	(9)(12)(13)(14)
					7,117	7,039

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	07/01/30	6,185	6,110	6,069	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	07/01/30	978	969	960	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	07/01/30	—	(1)	(1)	(9)(12)(13)(14)
					7,078	7,028
	Total Diversified Consumer Services				$51,245	$51,095
Electric Utilities
Vector Power
Power Services Purchaser, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/21/32	$3,333	$3,300	$3,300	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/21/32	—	(5)	(5)	(9)(12)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/21/32	—	(6)	(6)	(9)(12)(13)(14)(17)
	Total Electric Utilities				$3,289	$3,289
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	07/30/31	£5,940	$7,769	$7,828	(9)(11)(19)
	First Lien Secured Debt - Revolver	SONIA+500, 0.00% Floor	07/30/31	£500	648	651	(9)(11)(13)(14)(19)
					8,417	8,479
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/28/29	9,230	9,143	9,230	(9)(17)
Kauffman
Kauffman Blocker Topco, LLC	Common Equity - Membership Interest	N/A	N/A	360,904 Shares	—	—	(9)(6)
Kauffman Engineering Holdings, LLC	First Lien Secured Debt - Term Loan	6.50%	03/31/31	2,526	1,500	1,500	(5)(9)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	S+210 PIK, 1.00% Floor	03/30/30	1,805	1,805	1,805	(9)(17)
	First Lien Secured Debt - Term Loan	S+210, 1.00% Floor	09/30/29	175	175	175	(9)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	09/30/29	—	—	—	(9)(13)(14)
					3,480	3,480
	Total Electrical Equipment				$21,040	$21,189

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Electronic Equipment, Instruments & Components
365RM HOLDCO
365RM Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	05/06/33		$4,190	$4,150	$4,161	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	05/06/33		—	(1)	(2)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	05/06/33		—	(5)	(4)	(9)(12)(13)(14)
						4,144	4,155
Creation Technologies
Creation Technologies Inc.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	09/04/33		3,571	3,536	3,536	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	09/04/33		—	(4)	(4)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+525, 0.00% Floor	09/04/31		43	36	36	(9)(13)(14)(17)
						3,568	3,568
Eckhart BidCo, LLC
Eckhart BidCo, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	01/10/29		7,757	7,679	7,668	(17)
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	8,646	6,207	6,034	(9)(11)(20)
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	07/22/30		980	1,009	973	(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	62	45	43	(9)(11)(20)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	07/22/30		—	(11)	(15)	(9)(11)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	07/22/30		29	29	29	(9)(11)(13)(14)(17)
	First Lien Secured Debt - Revolver	CORRA+450, 0.75% Floor	07/22/30	C$	—	(3)	(1)	(9)(11)(12)(13)(14)
						7,276	7,063
Li-Cor, Inc.
Li-Cor, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/01/27		7,756	7,731	7,468	(16)
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	12/18/30		9,418	9,321	9,434	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	12/18/30		—	(1)	—	(9)(13)(14)
						9,320	9,434
	Total Electronic Equipment, Instruments & Components					$39,718	$39,356

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	05/17/27	$8,172	$8,160	$8,145	(9)(17)
Definiti LLC
RHI Acquisition LLC	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	03/16/29	636	617	607	(9)(13)(14)(17)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/04/30	9,604	9,604	9,486	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/04/30	99	98	97	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/04/30	—	—	(1)	(9)(12)(14)
					9,702	9,582
Oak Point Partners
Oak Point Partners, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/23/32	4,054	4,016	4,020	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/23/32	—	(8)	(8)	(9)(12)(13)(14)
					4,008	4,012
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/31/31	4,888	4,849	4,847	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/31/31	—	(1)	(1)	(9)(12)(13)(14)
					4,848	4,846
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	10/02/28	7,771	7,756	7,681	(17)
	Total Financial Services				$35,091	$34,873

Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	06/10/31	$5,414	$5,370	$5,406	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	06/10/31	157	152	155	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	06/10/31	—	(9)	(1)	(9)(12)(13)(14)
					5,513	5,560

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	07/30/27	7,755	7,674	7,671	(9)(17)
Casper's Ice Cream, LLC
Casper's Ice Cream, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	12/29/28	7,964	7,908	7,646	(16)
Fortune International LLC
Fortune International LLC	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/17/27	7,734	7,707	7,489	(17)
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/15/31	2,073	2,045	2,050	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/15/31	—	(5)	(5)	(9)(12)(13)(14)
	Common Equity - Stock	N/A	N/A	100,000 Shares	100	99	(6)(9)(15)
					2,140	2,144
Second Nature Brands
KNPC Holdco, LLC	First Lien Secured Debt - Term Loan	S+529, 0.75% Floor	07/08/33	5,000	4,951	4,950	(9)(17)
	Total Food Products				$35,893	$35,460
Ground Transportation
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	9.86%	07/01/27	$7,954	$7,832	$6,828	(5)(9)
	Total Ground Transportation				$7,832	$6,828
Health Care Equipment & Supplies
ACP Hyperdrive, Inc.
ACP Hyperdrive, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	03/08/28	$7,266	$7,180	$6,853	(17)
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	04/29/33	3,571	3,537	3,546	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	04/29/33	310	304	304	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	04/29/33	—	(6)	(5)	(9)(12)(13)(14)
					3,835	3,845

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	11/01/27	6,953	6,906	6,894	(9)(17)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/26/28	7,776	7,745	7,776	(9)(17)
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	01/07/31	4,630	4,576	4,570	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	01/07/31	€95	97	106	(9)(21)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	01/07/31	—	(1)	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	01/07/31	—	(1)	(1)	(9)(12)(13)(14)
					4,671	4,674
Project Titan
Tyber Medical LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/12/32	3,000	2,974	2,982	(9)(17)
	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	06/12/32	€584	671	658	(9)(21)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/12/32	55	52	51	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/12/31	350	347	348	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	06/12/31	€167	165	166	(9)(14)(21)
					4,209	4,205
	Total Health Care Equipment & Supplies				$34,546	$34,247
Health Care Providers & Services
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	05/01/30	$2,674	$2,636	$2,655	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	05/01/30	—	(17)	(17)	(9)(12)(13)(14)
					2,619	2,638

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/06/29	9,741	9,715	9,694	(9)(17)
EyeSouth
Eyesouth Eye Care Holdco LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	10/05/29	7,758	7,603	7,545	(17)
FP UC Intermediate Holdings, Inc.
FP UC Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/22/27	7,796	7,767	7,520	(16)
KureSmart
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/30/30	6,674	6,673	6,641	(9)(17)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	03/01/29	7,759	7,656	7,677	(9)(17)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	0.00%	01/12/29	4,171	3,965	3,553	(6)(9)(17)
	First Lien Secured Debt - Term Loan	10.82%	01/12/29	717	682	—	(5)(9)
	First Lien Secured Debt - Term Loan	10.82%	01/12/29	4,097	3,826	—	(5)(9)
					8,473	3,553
Natural Partners
Natural Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/29/30	7,756	7,752	7,834	(17)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/18/30	7,625	7,525	7,517	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	04/18/30	123	121	121	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	04/18/30	—	(1)	(1)	(9)(12)(13)(14)
					7,645	7,637
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	S+540, 1.00% Floor	08/02/27	7,750	7,715	7,727	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+540, 1.00% Floor	08/02/27	—	(9)	(6)	(9)(12)(13)(14)
					7,706	7,721
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	11/12/32	1,792	1,776	1,804	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	11/12/32	—	(2)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	11/12/32	—	(3)	—	(9)(13)(14)
					1,771	1,804

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/04/29	7,759	7,717	7,707	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/04/29	814	812	808	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	05/04/29	—	(3)	(5)	(9)(12)(13)(14)
					8,526	8,510
Thomas Scientific
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	10.47%	12/14/27	8,387	8,342	6,436	(5)(9)
TST Intermediate Holdings, LLC
TST Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/31/28	7,383	7,318	7,051	(17)
TVG Shelby Buyer, Inc.
TVG Shelby Buyer, Inc.	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	03/27/28	7,874	7,828	7,739	(17)
TVG-MEDULLA, LLC
TVG-MEDULLA, LLC	First Lien Secured Debt - Term Loan	S+560 Cash plus 1.50% PIK, 1.00% Floor	09/30/27	8,305	8,268	7,201	(17)
Veristat Group Inc.
Veristat Group Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/31/32	9,650	8,956	9,570	(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	03/31/32	—	—	(19)	(12)(13)(14)
					8,956	9,551
WelldyneRX, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	S+685, 0.75% Floor	12/31/27	7,756	7,680	7,703	(9)(17)
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	12/03/31	3,198	3,170	3,154	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	12/03/31	62	58	50	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	12/03/31	—	(8)	(12)	(9)(12)(13)(14)
Xanitos TopCo, LLC	Common Equity - Membership Interest	N/A	N/A	100,000 Shares	100	135	(6)(9)(15)
					3,320	3,327
	Total Health Care Providers & Services				$135,618	$127,782
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	08/12/32	$6,429	$6,372	$6,372	(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	08/12/32	—	(9)	(9)	(9)(12)(13)(14)
					6,363	6,363

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/30/32	2,043	2,034	2,043	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/30/32	—	(1)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	09/30/32	—	(1)	—	(9)(13)(14)
					2,032	2,043
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/09/32	2,108	2,082	2,108	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	06/09/32	185	182	185	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/09/32	—	(2)	—	(9)(13)(14)
					2,262	2,293
Parcelshield Holdings LLC
Parcelshield Holdings LLC	First Lien Secured Debt - Term Loan	9.78%	09/30/27	7,763	7,440	2,002	(5)
	Total Health Care Technology				$18,097	$12,701
Hotels, Restaurants & Leisure
American West
AWRG Borrower LLC	First Lien Secured Debt - Term Loan	9.00%	06/18/30	$5,461	$5,461	$4,214	(5)(23)
AWRG Parent LLC	Common Equity - Stock	N/A	N/A	807,101 Shares	1,659	—	(6)(15)(23)
					7,120	4,214
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	05/05/32	2,286	2,267	2,192	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	05/05/32	—	(1)	(8)	(9)(12)(13)(14)
					2,266	2,184
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	04/03/28	7,603	7,557	5,776	(9)(16)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	S+636, 1.00% Floor	11/30/26	6,313	6,305	5,834	(9)(16)
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/02/30	6,896	6,824	6,615	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/02/30	61	60	58	(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/02/30	23	22	19	(9)(13)(14)(17)
					6,906	6,692
	Total Hotels, Restaurants & Leisure				$30,154	$24,700

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Household Products
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	08/14/28	$9,343	$9,246	$9,080	(9)(17)
	Total Household Products				$9,246	$9,080

Insurance
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/29/28	$7,754	$7,689	$7,744	(9)(17)
West-NR AcquisitionCo, LLC
West-NR AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/27/28	7,756	7,720	7,687	(17)
	Total Insurance				$15,409	$15,431

IT Services
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	07/18/29	$9,702	$9,597	$8,199	(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	07/18/29	63	62	48	(9)(13)(14)(17)
					9,659	8,247
Spectrotel MidCo II LLC
Spectrotel Midco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	09/30/33	3,786	3,741	3,739	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	09/30/33	—	(6)	(6)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	09/30/33	—	(9)	(9)	(9)(12)(13)(14)
					3,726	3,724
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/06/30	9,702	9,600	9,601	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/06/30	73	72	72	(9)(13)(14)(17)
					9,672	9,673
	Total IT Services				$23,057	$21,644

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)

Leisure Products
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/12/27	$7,756	$7,726	$7,670	(9)(11)(17)
Wellbeam Consumer Health Intermediate, LLC
Wellbeam Consumer Health Intermediate, LLC	First Lien Secured Debt - Term Loan	S+640 Cash plus 2.00% PIK, 1.00% Floor	10/04/27	5,347	5,264	3,807	(17)
	Total Leisure Products				$12,990	$11,477
Machinery
BW Colson Acquisition LLC
BW Colson Acquisition LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	02/26/28	$9,875	$9,804	$9,826	(17)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/01/31	2,633	2,601	2,628	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	05/01/31	405	393	401	(9)(13)(14)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	05/01/31	—	(8)	(1)	(9)(12)(13)(14)
					2,986	3,028
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/30/32	5,555	5,483	5,536	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/30/32	—	(6)	(3)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/30/32	103	92	100	(9)(13)(14)(17)
					5,569	5,633
Industrial Service Solutions
Industrial Service Solutions WC, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.75% Floor	02/06/33	2,124	2,105	2,120	(9)(17)
	First Lien Secured Debt - Revolver	S+350, 0.75% Floor	02/06/33	117	114	117	(9)(13)(14)(17)
					2,219	2,237
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	03/31/32	6,107	6,030	6,058	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	03/31/32	362	347	351	(9)(13)(14)(17)
					6,377	6,409

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
OEH
OEH Parent Holdings, Inc.	First Lien Secured Debt - Term Loan	S+585, 1.00% Floor	11/09/28	7,756	7,706	7,578	(16)
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	05/16/31	2,704	2,676	2,687	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	05/16/31	1,061	1,047	1,050	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	05/16/31	—	(5)	(3)	(9)(12)(13)(14)
					3,718	3,734
	Total Machinery				$38,379	$38,445
Media
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/30/29	$9,148	$9,018	$9,123	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	12/30/29	—	(3)	(2)	(9)(12)(13)(14)
					9,015	9,121
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	08/07/29	4,827	4,761	4,672	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	08/07/29	39	38	36	(9)(13)(14)(17)
					4,799	4,708
HU Buyer, Inc.
HU Buyer, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/29/27	7,753	7,685	7,656	(17)
Terrier Gamut Holdings, Inc.
Terrier Gamut Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	08/15/28	6,621	6,500	6,224	(17)
	Total Media				$27,999	$27,709
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 1.50% Floor	05/03/29	$8,609	$8,494	$4,528	(4)(9)(17)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	04/29/30	7,759	7,621	6,834	(9)(17)
	Total Multi-Utilities				$16,115	$11,362

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/04/31	$5,298	$5,237	$4,979	(9)(17)
	Total Paper & Forest Products				$5,237	$4,979

Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	04/02/29	$7,758	$7,675	$7,692	(17)
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/01/28	8,206	8,181	8,166	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/01/28	—	(2)	(3)	(9)(12)(13)(14)
					8,179	8,163
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	S+510 Cash plus 2.00% PIK, 1.00% Floor	09/18/27	8,918	8,891	8,260	(9)(17)
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/03/32	9,100	9,001	9,084	(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/03/32	—	(6)	(1)	(9)(12)(13)(14)
					8,995	9,083
	Total Personal Care Products				$33,740	$33,198
Pharmaceuticals
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	S+600 (Inclusive of 5.45% PIK), 1.00% Floor	07/18/30	$8,568	$8,452	$7,558	(9)(17)
	First Lien Secured Debt - Revolver	S+600 (Inclusive of 5.45% PIK), 1.00% Floor	07/18/30	80	79	68	(9)(13)(14)(17)
TVG Orion Blocker, Inc.	Common Equity - Stock	N/A	N/A	2 Shares	99	—	(6)(9)
	Unsecured Debt - Promissory Note	12.40% PIK	07/11/30	23	23	—	(9)
					8,653	7,626
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/13/32	9,789	9,657	9,456	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/13/32	10	9	7	(9)(13)(14)(17)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	50 Shares	50	35	(6)(9)
					9,716	9,498

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date		Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Senderra
SENDERRA RX ACQUISITION, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	03/07/33		2,110	2,090	2,121	(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	03/07/33		—	(4)	—	(9)(13)(14)
						2,086	2,121
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	S+375 Cash plus 3.00% PIK, 0.75% Floor	09/24/31		9,897	9,749	8,882	(9)(11)(18)
	First Lien Secured Debt - Term Loan	E+375 Cash plus 3.00% PIK, 0.75% Floor	09/24/31		€100	109	101	(9)(11)(22)
						9,858	8,983
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	08/06/31		9,727	9,579	9,493	(9)(17)
	First Lien Secured Debt - Revolver	CORRA+525, 1.00% Floor	08/06/31	C$	54	53	52	(9)(13)(14)(20)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	08/06/31		22	16	15	(9)(17)
						9,648	9,560
	Total Pharmaceuticals					$39,961	$37,788
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	07/01/30		$2,772	$2,749	$2,748	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	07/01/30		—	(9)	(19)	(9)(12)(13)(14)
						2,740	2,729
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/12/31		4,161	4,112	4,143	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	03/12/31		—	(9)	(3)	(9)(12)(13)(14)
						4,103	4,140
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	12/08/31		3,387	3,357	3,359	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	12/08/31		213	207	204	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	12/08/31		—	(5)	(4)	(9)(12)(13)(14)
						3,559	3,559

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	04/07/29	7,558	7,464	7,385	(9)(17)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	04/15/31	3,475	3,447	3,487	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	04/15/31	237	231	237	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	04/15/31	—	(3)	—	(9)(13)(14)
					3,675	3,724
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/22/31	4,716	4,678	4,655	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/22/31	—	—	(1)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/20/30	16	15	15	(9)(13)(14)(17)
					4,693	4,669
Smith & Howard
Smith And Howard Advisory Holdings LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	07/31/33	1,333	1,320	1,320	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	07/31/33	—	(4)	(4)	(9)(12)(14)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	07/31/33	—	(3)	(3)	(9)(12)(13)(14)
					1,313	1,313
	Total Professional Services				$27,547	$27,519
Real Estate Management & Development
AKAM
AKAM Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/27/32	$2,883	$2,844	$2,853	(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/27/32	236	225	219	(13)(14)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/27/32	—	(7)	(6)	(12)(13)(14)
AKAM Group Holdings, L.P.	Common Equity - Equity Unit	N/A	N/A	5,000 Shares	100	93	(6)(15)
	Total Real Estate Management & Development				$3,162	$3,159
Software
CM Acquisitions Holdings Inc. (fka Sisterco Hold
CM Acquisitions Holdings Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	01/28/28	$3,854	$3,849	$3,820	(17)
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	03/18/32	3,380	3,352	3,380	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	03/18/32	—	(4)	—	(9)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	03/18/32	—	(4)	—	(9)(13)(14)
					3,344	3,380

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Litify
Litify LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	02/02/29	3,980	3,926	3,892	(9)(17)
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	02/20/30	4,740	4,671	4,538	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	02/20/30	100	98	95	(9)(17)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	02/20/30	—	(1)	(4)	(9)(12)(13)(14)
					4,768	4,629
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/30	9,629	9,521	9,495	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/30	12	11	11	(9)(13)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/30	—	(1)	(1)	(9)(12)(13)(14)
					9,531	9,505
	Total Software				$25,418	$25,226
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/14/29	$9,724	$9,632	$9,656	(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/14/29	64	63	63	(9)(13)(14)(17)
	Total Specialty Retail				$9,695	$9,719

Technology Hardware, Storage & Peripherals
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	01/02/31	$9,702	$9,604	$9,666	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	01/02/31	83	82	83	(9)(14)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	01/02/31	—	(1)	—	(9)(14)
					9,685	9,749
Havis
Havis, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	06/30/32	2,294	2,272	2,274	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	06/30/32	—	(2)	(2)	(9)(12)(13)(14)
					2,270	2,272
	Total Technology Hardware, Storage & Peripherals				$11,955	$12,021

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (8)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (1)(27)
Trading Companies & Distributors
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/30/32	$4,335	$4,275	$4,311	(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/30/32	—	(9)	(4)	(9)(12)(13)(14)
					4,266	4,307
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt - Term Loan	S+551, 1.00% Floor	01/07/28	9,995	9,960	9,945	(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+551, 1.00% Floor	01/07/28	—	(2)	(3)	(9)(12)(13)(14)
					9,958	9,942
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	S+450, 1.75% Floor	10/01/31	1,927	1,906	1,901	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.75% Floor	10/01/31	—	(2)	(5)	(9)(12)(13)(14)
	First Lien Secured Debt - Revolver	S+450, 1.75% Floor	10/01/31	—	(2)	(3)	(9)(12)(13)(14)
					1,902	1,893
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	03/01/30	1,837	1,806	1,809	(9)(13)(14)(17)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/07/31	9,604	9,495	9,566	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/07/31	99	98	98	(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/07/31	65	64	65	(9)(13)(14)(17)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	30,000 Shares	30	71	(6)(9)
					9,687	9,800
	Total Trading Companies & Distributors				$27,619	$27,751
Wireless Telecommunication Services
Kane Communications LLC
Instrata Communications, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	12/31/29	$9,548	$9,421	$9,308	(9)(17)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	12/31/29	—	(8)	(11)	(9)(12)(13)(14)
	Total Wireless Telecommunication Services				$9,413	$9,297
Total Investments before Cash Equivalents					$970,553	$928,024
Goldman Sachs Financial Square Government Institutional Fund				$1,873	$1,873	$1,873	(24)
State Street Institutional U.S. Government Money Market Fund Opportunity				$2,946	$2,946	$2,946	(25)
Total Investment after Cash Equivalents					$975,372	$932,843	(2)(7)

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	12/16/2026	$9,326		£6,899	Note 4
Foreign currency forward contract	12/16/2026	$8,087	C$	11,132	Note 4
Foreign currency forward contract	12/16/2026	$890		€763	Note 4

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

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
(11)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2026, non-qualifying assets represented approximately 4.9% of the total assets of the Company.
(12)
The negative fair value is the result of the commitment being valued below par.
(13)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(14)
As of September 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
365RM Holdco, LLC	$810	$—	$2	$808
ACP Packaging Intermediateco, LLC	1,098	841	—	257
AGDATA Midco, LLC	2,207	—	—	2,207
AKAM Buyer, Inc.	1,873	—	7	1,866
Accelevation LLC	116	—	—	116
Acme Bidco, Inc.	1,269	—	—	1,269
AeroMed Group LLC	1,833	353	—	1,480
All Star Recruiting Locums, LLC	2,326	—	—	2,326
American Restoration Holdings, LLC	384	127	—	257
Amylu Borrower Sub, LLC	1,873	—	—	1,873
Arcadia Solutions, Inc.	1,071	—	—	1,071
Aspen Aerogels, Inc.	100	11	—	89
Bingo Group Buyer, Inc.	675	3	8	664
Brush Group Bidco Limited*	1,989	663	—	1,326
Bullcave Limited	100	73	—	27
CARDS-Live Oak Holdings, Inc.	436	264	—	172
CI (MG) GROUP, LLC	1,049	81	—	968
CRS Holdings, Inc.	50	—	11	39
CSHC Buyerco, LLC	1,119	—	—	1,119
Certus Pest, Inc.	2,046	—	—	2,046
Chronicle Parent LLC	1,245	—	—	1,245
Club Car Wash Operating, LLC	608	33	—	575
Club Champion LLC	100	64	—	36
Cool Buyer, Inc.	200	35	—	165
Creation Technologies Inc.	1,429	43	—	1,386
Crumbl Enterprises LLC	185	—	—	185
D&D Buyer, LLC	319	—	—	319
DCM Parent, LLC	775	—	—	775
DRS Holdings III, Inc.	570	—	—	570
DecisionHR Holdings, Inc.	1,383	—	—	1,383
Distinct Holdings Inc	100	63	—	37
Eagle U.S. Purchaser, Inc.	707	—	65	642
Express Wash Concepts, LLC	846	3	—	843
F&M Buyer LLC	1,620	—	—	1,620
Flow Control Intermediate Holdings 2.0, LLC	1,927	—	—	1,927
Four Winds Interactive LLC	100	—	1	99
GC Waves Holdings, Inc.	100	—	—	100
HALO Buyer, Inc	100	39	—	61
HEF Safety Ultimate Holdings, LLC	895	31	—	864
Havis, Inc.	201	—	—	201
Health Management Associates Superholdings, Inc.	972	—	2	970
IOTA HOLDINGS 3	1,316	362	393	561
Ideal Components Acquisition, LLC	1,889	103	50	1,736
Industrial Service Solutions WC, Inc.	370	117	—	253
Instrata Communications, LLC (fka Kane Communications LLC)	444	—	—	444
Justin's LLC	417	—	—	417
KL Charlie Acquisition Company	598	—	—	598
Kauffman Intermediate, LLC	388	—	—	388

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Lindstrom, LLC	643	—	90	553
Lotus Topco Inc.	50	—	—	50
Lunar Buyer, LLC	200	42	—	158
MGP Holdings III Corp.	663	—	—	663
MOP-CLOYES, Inc.	1,842	88	—	1,754
MRO Parent Corporation	185	—	—	185
MacQueen Equipment, LLC	500	—	—	500
Merative L.P.	441	—	—	441
Mersino, Inc. (fka Ironhorse Purchaser, LLC)	1,033	—	8	1,025
Metz Culinary Management, LLC	411	—	—	411
NCP-MSI Buyer	1,333	1,177	23	133
NPPI Buyer, LLC	135	—	—	135
Natus Sensory, Inc.	200	—	—	200
Oak Point Partners, LLC	926	—	—	926
Orion Buyer, LLC	100	80	—	20
PMA Parent Holdings, LLC	100	—	—	100
Pace Health Companies, LLC	2,000	—	—	2,000
Pai Middle Tier, LLC	100	10	—	90
Patriot MCN Buyer Corp.	563	—	—	563
Pavement Preservation Acquisition, LLC	636	172	8	456
Power Services Purchaser, LLC	1,667	—	—	1,667
Premier Forge Purchaser, LLC	473	28	—	445
Protein For Pets Opco, LLC	100	—	—	100
Pure Upper Holdco LLC	1,716	—	—	1,716
RHI Acquisition LLC	1,864	—	—	1,864
Rarebreed Veterinary Partners, Inc.	100	—	11	89
Regis Corporation	100	2	20	78
Relevant Industrial, LLC	1,199	—	—	1,199
Ronnoco Holdings, Inc.	2,908	386	—	2,522
SENDERRA RX ACQUISITION, LLC	385	—	—	385
Shelby Purchaser, LLC	833	—	—	833
Silk Holdings III Corp.	625	—	—	625
Smith And Howard Advisory Holdings LLC	1,167	—	—	1,167
Spectrotel Midco II LLC	1,214	—	—	1,214
Sperry Acquisition, LLC	53	27	—	26
TCW Midco LLC	393	—	—	393
TS Investors, LLC	667	—	—	667
Tarrytown Acquisition Holdings, LLC	708	—	—	708
TeamLINX Buyer, LLC	100	—	—	100
The North Highland Company LLC	200	16	—	184
Total Power Limited	2,347	29	1	2,317
Total Power Limited*	167	—	1	166
Traffic Management Solutions, LLC	2,350	—	18	2,332
Trillium Health Care Products Inc.	68	54	—	14
Trillium Health Care Products Inc.*	31	16	—	15
Tyber Medical LLC	1,333	517	—	816
Ultra Clean Holdco LLC	50	—	—	50
Uniguest Holdings, Inc	188	—	—	188
Veristat Group Inc.	2,229	—	—	2,229
Vybond Buyer, LLC	200	—	—	200
WC ORS Buyer, Inc.	100	65	—	35
WH BorrowerCo, LLC	100	23	—	77
ePac Holdings LLC	1,444	—	82	1,362
Total Commitments	$81,368	$6,041	$801	$74,526

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2026 exchange rate.

** For all letters of credit issued and outstanding on September 30, 2026, $528 will expire in 2026, $271 will expire in 2027 and $2 will expire in 2030.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(15)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $400 or 0.10% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
AWRG Parent LLC	Common Equity - Stock	6/18/2025
AWRG Parent LLC	Common Equity - Stock	6/18/2025
Eagle Aggregator Ltd	Common Equity - Stock	12/31/2025
Eagle Aggregator Ltd	Common Equity - Preferred Stocks	12/31/2025
Justin's LLC	Common Equity - Stock	12/15/2025
AKAM Group Holdings, L.P.	Common Equity - Stock	2/27/2026
Xanitos TopCo, LLC	Common Equity - Membership Interest	12/3/2025
Xanitos TopCo, LLC	Common Equity - Membership Interest	12/3/2025
Kauffman Blocker Topco, LLC	Common Equity - Stock	9/30/2026

(16)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2026 was 4.08%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2026 was 4.27%.
(19)
The interest rate on these loans is subject to SONIA, which as of September 30, 2026 was 3.73%.
(20)
The interest rate on these loans is subject to 1 month CORRA, which as of September 30, 2026 was 2.31%.
(21)
The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2026 was 2.62%
(22)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2026 was 3.07%.
(23)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and September 30, 2026 along with transactions during the nine months ended September 30, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value as of December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
AWRG Borrower LLC, Term Loan	$5,343	$—	$(82)	$(1,047)	$4,214	$—	$—
AWRG Parent LLC, Stock	1,079	—	—	(1,079)	—	—	—
	$6,422	$—	$(82)	$(2,126)	$4,214	$—	$—
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

(24)
Effective yield as of September 30, 2026 was approximately 3.78% for Goldman Sachs Financial Square Government Institutional Fund.
(25)
Effective yield as of September 30, 2026 was approximately 3.77% for State Street Institutional U.S. Government Money Market Fund Opportunity.

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(26)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2026:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$18,137	$—	$104	$18,241
Air Freight & Logistics	13,284	—	2,736	16,020
Automobile Components	15,438	—	34	15,472
Beverages	4,846	—	52	4,898
Building Products	4,519	—	—	4,519
Chemicals	15,898	—	—	15,898
Commercial Services & Supplies	58,409	—	2,814	61,223
Construction & Engineering	27,961	—	—	27,961
Consumer Staples Distribution & Retail	18,061	—	—	18,061
Containers & Packaging	38,795	—	—	38,795
Diversified Consumer Services	51,245	—	—	51,245
Electric Utilities	3,289	—	—	3,289
Electrical Equipment	21,040	—	—	21,040
Electronic Equipment, Instruments & Components	39,718	—	—	39,718
Financial Services	35,091	—	—	35,091
Food Products	35,793	—	100	35,893
Ground Transportation	7,832	—	—	7,832
Health Care Equipment & Supplies	34,546	—	—	34,546
Health Care Providers & Services	135,518	—	100	135,618
Health Care Technology	18,097	—	—	18,097
Hotels, Restaurants & Leisure	23,033	—	—	23,033
Household Products	9,246	—	—	9,246
Insurance	15,409	—	—	15,409
IT Services	23,057	—	—	23,057
Leisure Products	12,990	—	—	12,990
Machinery	38,379	—	—	38,379
Media	27,999	—	—	27,999
Multi-Utilities	16,115	—	—	16,115
Paper & Forest Products	5,237	—	—	5,237
Personal Care Products	33,740	—	—	33,740
Pharmaceuticals	39,789	23	149	39,961
Professional Services	27,547	—	—	27,547
Real Estate Management & Development	3,062	—	100	3,162
Software	25,418	—	—	25,418
Specialty Retail	9,695	—	—	9,695
Technology Hardware, Storage & Peripherals	11,955	—	—	11,955
Trading Companies & Distributors	27,589	—	30	27,619
Wireless Telecommunication Services	9,413	—	—	9,413
Total Non-Controlled / Non-Affiliated Investments	$957,190	$23	$6,219	$963,432
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	5,461	—	1,660	7,121
Total Non-Controlled / Affiliated Investments	$5,461	$—	$1,660	$7,121
Total	$962,651	$23	$7,879	$970,553

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(27) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2026:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$18,163	$—	$162	$18,325	4.8%
Air Freight & Logistics	12,607	—	—	12,607	3.3%
Automobile Components	15,334	—	14	15,348	4.0%
Beverages	4,844	—	52	4,896	1.3%
Building Products	4,542	—	—	4,542	1.2%
Chemicals	15,484	—	—	15,484	4.0%
Commercial Services & Supplies	57,196	—	—	57,196	14.9%
Construction & Engineering	25,728	—	—	25,728	6.7%
Consumer Staples Distribution & Retail	18,027	—	—	18,027	4.7%
Containers & Packaging	38,546	—	—	38,546	10.1%
Diversified Consumer Services	51,095	—	—	51,095	13.3%
Electric Utilities	3,289	—	—	3,289	0.9%
Electrical Equipment	21,189	—	—	21,189	5.5%
Electronic Equipment, Instruments & Components	39,356	—	—	39,356	10.3%
Financial Services	34,873	—	—	34,873	9.1%
Food Products	35,361	—	99	35,460	9.3%
Ground Transportation	6,828	—	—	6,828	1.8%
Health Care Equipment & Supplies	34,247	—	—	34,247	8.9%
Health Care Providers & Services	127,647	—	135	127,782	33.4%
Health Care Technology	12,701	—	—	12,701	3.3%
Hotels, Restaurants & Leisure	20,486	—	—	20,486	5.4%
Household Products	9,080	—	—	9,080	2.4%
Insurance	15,431	—	—	15,431	4.0%
IT Services	21,644	—	—	21,644	5.7%
Leisure Products	11,477	—	—	11,477	3.0%
Machinery	38,445	—	—	38,445	10.0%
Media	27,709	—	—	27,709	7.2%
Multi-Utilities	11,362	—	—	11,362	3.0%
Paper & Forest Products	4,979	—	—	4,979	1.3%
Personal Care Products	33,198	—	—	33,198	8.7%
Pharmaceuticals	37,753	—	35	37,788	9.9%
Professional Services	27,519	—	—	27,519	7.2%
Real Estate Management & Development	3,066	—	93	3,159	0.8%
Software	25,226	—	—	25,226	6.6%
Specialty Retail	9,719	—	—	9,719	2.5%
Technology Hardware, Storage & Peripherals	12,021	—	—	12,021	3.2%
Trading Companies & Distributors	27,680	—	71	27,751	7.3%
Wireless Telecommunication Services	9,297	—	—	9,297	2.4%
Total Non-Controlled / Non-Affiliated Investments	$923,149	$—	$661	$923,810	241.4%
% of Net Assets	241.2%	0.0%	0.2%	241.4%
Non-Controlled / Affiliated Investments
Hotels, Restaurants & Leisure	4,214	—	—	4,214	1.1%
Total Non-Controlled / Affiliated Investments	$4,214	$—	$—	$4,214	1.1%
% of Net Assets	1.1%	0.0%	0.0%	1.1%
Total	$927,363	$—	$661	$928,024	242.5%
% of Net Assets	242.3%	0.0%	0.2%	242.5%

See notes to the consolidated financial statements.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2026
Health Care Providers & Services	13.6%
Commercial Services & Supplies	6.2%
Diversified Consumer Services	5.5%
Electronic Equipment, Instruments & Components	4.2%
Containers & Packaging	4.2%
Machinery	4.1%
Pharmaceuticals	4.1%
Food Products	3.8%
Financial Services	3.8%
Health Care Equipment & Supplies	3.7%
Personal Care Products	3.6%
Trading Companies & Distributors	3.0%
Media	3.0%
Professional Services	3.0%
Construction & Engineering	2.8%
Software	2.7%
Hotels, Restaurants & Leisure	2.7%
IT Services	2.3%
Electrical Equipment	2.3%
Aerospace & Defense	2.0%
Consumer Staples Distribution & Retail	1.9%
Chemicals	1.7%
Insurance	1.7%
Automobile Components	1.7%
Health Care Technology	1.4%
Air Freight & Logistics	1.4%
Technology Hardware, Storage & Peripherals	1.3%
Leisure Products	1.2%
Multi-Utilities	1.2%
Specialty Retail	1.0%
Wireless Telecommunication Services	1.0%
Household Products	1.0%
Ground Transportation	0.7%
Paper & Forest Products	0.5%
Beverages	0.5%
Building Products	0.5%
Electric Utilities	0.4%
Real Estate Management & Development	0.3%
100.0%

Geographic Region	September 30, 2026
United States	95.5%
United Kingdom	2.7%
Canada	1.8%

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

As of September 30, 2026, the Company's consolidated subsidiaries were AP Leaf, LLC (“AP Leaf”) and MAIPL Lender, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of September 30, 2026 and December 31, 2025 were $17,228 and $19,192, respectively.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. During the three and nine months ended September 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of September 30, 2026 and December 31, 2025, the Company held certain foreign currency forward contracts with a fair market value of $431 and $(55), respectively.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Financing Costs

The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Consolidated Statements of Assets and Liabilities. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25, or charged to expense if no offering is completed.

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). For extinguishments of our debt, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

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

Distributions

Distributions to shareholders are recorded as of the ex-dividend date. The amount to be paid out as a distribution is determined by the Board and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Fair Value Measurement - Investment Companies with Equity Securities Subject to Contractual Sale Restrictions

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Base Management Fee

The management fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.00% of the Company's net assets as of the beginning of the first business day of the applicable month. For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar quarter in which the Company has operations, net assets were measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter. Effective April 1, 2026, the Adviser contractually agreed to waive 50% of the management fee through June 30, 2027 (the "Waiver Period"). The Adviser had previously agreed to waive the management fee through March 15, 2025 and waived 50% of the management fee from March 15, 2025 to March 15, 2026.

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

(i) Incentive Fee on Pre-Incentive Fee Net Investment Income

The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and our Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments is also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.500% per quarter (6.000% annualized). We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.500% per quarter (6.000% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.710% (6.860% annualized). This “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.710% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds a rate of return of 1.710% (6.860% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

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

Both components of the incentive fee calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. Effective April 1, 2026, the Adviser contractually agreed to waive 50% of the incentive fee through the Waiver Period. The Adviser had previously agreed to waive the incentive fee through March 15, 2025 and waived 50% of the incentive fee from March 15, 2025 to March 15, 2026.

Management fees and incentive fees paid or accrued for the period from April 1, 2026 through August 12, 2026 (the "Initial Waiver Amount"), are being offset against management fees and incentive fees otherwise payable to the Adviser until the Company has received an amount equal to the Initial Waiver Amount. The Initial Waiver Amount attributable to the three months ended June 30, 2026, was $1,199, consisting of $476 of management fees and $723 of incentive fees, and was recognized as a reduction of fee expense in the three months ended September 30, 2026. As of September 30, 2026, $8 of the Initial Waiver Amount remained to be offset against management fees and incentive fees otherwise payable to the Adviser. This amount is included in other assets on the Consolidated Statements of Assets and Liabilities and will be realized as a reduction of fees payable to the Adviser in subsequent periods.

For the three and nine months ended September 30, 2026, the Company recognized $959 and $2,898, respectively, of management fees, and $1,428 and $4,305, respectively, of performance-based incentive fees before impact of waived fees. For the three and nine months ended September 30, 2026, $955 and $1,360, respectively, of management fees were waived and $1,436 and $2,033, respectively, of performance-based incentive fees were waived. Amounts waived for the three months ended September 30, 2026 include the Initial Waiver Amount of $1,199 related to fees for the three months ended June 30, 2026.

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

As of September 30, 2026, management fees payable and performance-based incentive fees payable were $4 and $—, respectively. As of December 31, 2025, management fees payable and performance-based incentive fees payable were $508 and $740, respectively.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Servicing Fee Agreement

As part of the Asset Transaction Agreement, the Company entered into an agreement with the Servicer to provide, or oversee the performance of, administrative and compliance services, including, but not limited to: (a) possessing, keeping and maintaining the books and records of the Company; (b) preparing and delivering financial information (including financial statements); and (c) the day-to-day administration of the loan portfolio, including opening and maintaining bank accounts for the Company and receiving and disbursing funds therefrom. The Company acknowledges that these services, in whole or in part, will be sub-contracted to MidCap Financial Services, LLC.

In exchange for these services, a servicing fee will be paid quarterly in arrears to the Servicer, as described below:

(1) With respect to certain assets acquired by the Affiliate before December 20, 2018 and sold to the Company in conjunction with the Asset Transfer Agreement above, a service fee equal to 0.0625% of the aggregate face value as of the final day of the quarter; and

(2) With respect to certain assets acquired by the Affiliate after December 20, 2018 and sold to the Company in conjunction with the Asset Transfer Agreement above, a service fee equal to 0.0875% of the aggregate face value as of the final day of the quarter.

For the three and nine months ended September 30, 2026, the Company recognized $— and $—, respectively, of servicing fees. For the three and nine months ended September 30, 2025, the Company recognized $— and $—, respectively, of servicing fees. The agreement with the Servicer terminated after the Conversion Date, when the Company elected to be regulated as a BDC.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. As of September 30, 2026, the Adviser had not made any Expense Payments under the Expense Support Agreement, and no Reimbursement Payments were made or accrued during the three and nine months ended September 30, 2026.

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

As of September 30, 2026, the Company’s co-investment holdings were 76.8% of the portfolio or $712,817, measured at fair value. On a cost basis, 76.1% of the portfolio or $738,501 were co-investments. As of December 31, 2025, the Company’s co-investment holdings were 72.4% of the portfolio or $682,621, measured at fair value. On a cost basis, 71.9% of the portfolio or $692,028 were co-investments.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of September 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$962,651	$927,363	$—	$4,528	$922,835
Second Lien Secured Debt	—	—	—	—	—
Unsecured Debt	23	—	—	—	—
Common Equity/Interests	7,879	661	—	—	661
Total Investments before Foreign Currency Forward Contracts	$970,553	$928,024	$—	$4,528	$923,496
Money Market Fund	$4,819	$4,819	$4,819	$—	$—
Total Cash Equivalents	$4,819	$4,819	$4,819	$—	$—
Total Investments after Cash Equivalents	$975,372	$932,843	$4,819	$4,528	$923,496
Foreign currency forward contracts	—	431	—	431	—
Total Investments and Foreign Currency Forward Contracts at Fair Value	$975,372	$933,274	$4,819	$4,959	$923,496

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of June 30, 2026	$929,216	$—	$609	$929,825
Net realized gains (losses)	(4,705)	—	—	(4,705)
Net change in unrealized gains (losses)	(586)	(5)	50	(541)
Net amortization on investments	826	—	—	826
Purchases, including capitalized PIK (2)	46,264	5	2	46,271
Proceeds from sales and repayments of investments (2)	(48,180)	—	—	(48,180)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of September 30, 2026 (3)	$922,835	$—	$661	$923,496

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(5,465)	$—	$50	$(5,415)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2025	$931,987	$—	$3,995	$935,982
Net realized gains (losses)	(4,115)	—	—	(4,115)
Net change in unrealized gains (losses)	(16,932)	(5)	(3,441)	(20,378)
Net amortization on investments	2,033	—	—	2,033
Purchases, including capitalized PIK (2)	129,114	5	107	129,226
Proceeds from sales and repayments of investments (2)	(119,252)	—	—	(119,252)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of September 30, 2026 (3)	$922,835	$—	$661	$923,496

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(20,059)	$—	$(3,441)	$(23,499)

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
(3)
Includes unfunded commitments measured at fair value of $(642).

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of June 30, 2025	$917,856	$19	$4,286	$922,161
Net realized gains (losses)	(8,813)	—	—	(8,813)
Net change in unrealized gains (losses)	5,170	—	(1,453)	3,717
Net amortization on investments	839	—	—	839
Purchases, including capitalized PIK (2)	38,858	—	2,820	41,678
Proceeds from sales and repayments of investments (2)	(60,165)	—	—	(60,165)
Fair value as of September 30, 2025 (3)	$893,745	19	5,653	$899,417

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$7,357	$—	$(329)	$7,028

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2024	$892,748	19	2,895	$895,662
Net realized gains (losses)	(8,397)	—	—	(8,397)
Net change in unrealized gains (losses)	(3,397)	—	(1,870)	(5,267)
Net amortization on investments	2,270	—	—	2,270
Purchases, including capitalized PIK (2)	166,351	—	4,628	170,979
Proceeds from sales and repayments of investments (2)	(155,830)	—	—	(155,830)
Fair value as of September 30, 2025 (3)	$893,745	$19	$5,653	$899,417

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$3,748	$—	$(1,865)	$1,883

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2026. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$853,433	Yield Analysis	Discount Rate	4.8%	23.1%	11.5%
	31,872	Cost Approach	Cost Approach	N/A	N/A	N/A
	37,530	Recovery Analysis	Recoverability %	0.0%	100.0%	70.2%
Common Equity/Interests	609	Guideline Public Company	TEV/EBITDA	6.0x	17.5x	11.77x
	52	Cost Approach	Cost Approach	N/A	N/A	N/A
Total Level 3 Investments	$923,496

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

Investment Transactions

For the three and nine months ended September 30, 2026, purchases of investments on a trade date basis were $46,303 and $127,559, respectively. For the three and nine months ended September 30, 2026, sales and repayments of investments on a trade date basis were $48,200 and $119,295, respectively.

For the three and nine months ended September 30, 2025, purchases of investments on a trade date basis were $40,895 and $168,926, respectively. For the three and nine months ended September 30, 2025, sales and repayments of investments on a trade date basis were $59,073 and $162,600, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2026, PIK income earned was $416 and $1,696, respectively. During the three and nine months ended September 30, 2025, PIK income earned was $808 and $2,388, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$8,124	$4,991	$6,243	$3,839
PIK income capitalized	456	882	1,847	2,357
PIK capitalized exited from investment sales, repayments, and restructurings	(490)	(72)	—	(395)
PIK balance at end of period	$8,090	$5,801	$8,090	$5,801

Investments on Non-Accrual Status

As of September 30, 2026, 3.8% of total investments at amortized cost, or 2.4% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 2.5% of total investments at amortized cost, or 1.5% of total investments at fair value, were on non-accrual status.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2026:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$9,326		£6,899	12/16/2026	172	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	8,087	C$	11,132	12/16/2026	236	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	890		€763	12/16/2026	23	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$431

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$2,898	C$	3,979	3/18/2026	(10)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	996		€850	3/18/2026	(6)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,518		£2,640	3/18/2026	(39)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(55)

The Company's foreign currency forward contracts are subject to an enforceable ISDA Master Netting Agreement with State Street Bank and Trust Company. Pursuant to the Company's accounting policy, forward contract fair values are presented net by counterparty. As of September 30, 2026, the net fair value of these contracts was a $431 asset, reflected in "Unrealized appreciation on foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. The Company has elected not to offset cash collateral against derivative fair values; no cash collateral was posted or received in connection with these contracts.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for three and nine months ended September 30, 2026 and 2025, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(192)	$(17)	$(83)	$(162)
		$(192)	$(17)	$(83)	(162)

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net change in unrealized gains (losses) on foreign currency forward contracts	$318	$77	$486	$38
		$318	$77	$486	$38

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 5. Debt and Foreign Currency Transactions and Translations

AP Leaf, LLC

On December 20, 2023 (the “Closing Date”), AP Leaf, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the “AP Leaf Secured Credit Facility”), with AP Leaf, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo Bank, N.A., as administrative agent, State Street Bank and Trust Company, as trustee and collateral agent, and Virtus Group, LP, as collateral administrator. After the Conversion Date, in accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company's asset coverage was 167.4% and 170.7%, respectively.

The maximum principal amount of the AP Leaf Secured Credit Facility as of the Closing Date was $500,000, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AP Leaf’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the AP Leaf Secured Credit Facility, will bear interest at the term SOFR Reference Rate, the CORRA Rate, SONIA or the EURIBOR Rate (the “Applicable Reference Rate”), in each case, plus a spread of 2.65% or 4.75% in the event of a default. The contractual maturity date of the AP Leaf Secured Credit Facility was December 20, 2028.

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

The Third AP Leaf Amendment amended the AP Leaf Secured Credit Facility to, among other things, (i) increase the AP Leaf Secured Credit Facility Amount to $750,000, (ii) reduce the spread to 2.05% per annum, (iii) extend the Reinvestment Period to three years after the Third Amendment Closing Date and (iv) extend the AP Leaf Secured Credit Facility Maturity Date to five years after the Third Amendment Closing Date.

As of September 30, 2026, the Company's outstanding debt obligations under the AP Leaf Secured Credit Facility was $568,168 with a fair value of $566,748 and deferred financing costs of $5,826. The fair value of the Company’s debt under the AP Leaf Secured Credit Facility would be categorized as Level 3 under ASC 820 as of September 30, 2026. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average debt outstanding	$575,681	$554,281	$573,251	$564,913
Maximum amount of debt outstanding	590,821	583,565	590,821	584,357
Weighted average annualized interest cost (1)	5.98%	6.56%	5.87%	6.68%
Annualized amortized debt issuance cost	0.30%	0.30%	0.30%	0.21%
Total annualized interest cost	6.28%	6.86%	6.17%	6.89%

(1)
Includes the stated interest expense and commitment fees on the unused portion of AP Leaf Secured Credit Facility. Commitment fees for the three and nine months ended September 30, 2026 and 2025, were $223 and $— respectively.

Foreign Currency Transactions and Translations

The Company had no foreign-denominated debt obligations outstanding on its AP Leaf Secured Credit Facility as of September 30, 2026.

The Company had the following foreign-denominated debt obligations outstanding on its AP Leaf Secured Credit Facility as of December 31, 2025:

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

On December 15, 2023, two beneficial owners (the “Limited Owners”) were admitted to the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in Capital Commitments, the Company called $293,587 prior to the Conversion Date. All Limited Owners' funded Capital Commitments were converted into 12,145,597 Common Shares on the Conversion Date.

On January 24, 2025, the Company issued and sold 1,015,847 Common Shares and the Company received $25 million as payment for such Common Shares.

On July 29, 2025, the Company issued and sold 1,034,768 Common Shares and the Company received $25 million as payment for such Common Shares.

As of September 30, 2026 and December 31, 2025, the Company had the following Capital Commitments, pursuant to subscription agreements, and contributions from its shareholders:

	September 30, 2026			December 31, 2025
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$500,000	$414,877	83%	$500,000	$414,877	83%

The following table summarizes the Common Shares of the Company issued for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Proceeds from shares sold	—	$—	2,050,615	$50,000
Distributions reinvested	100,737	2,325	65,223	1,587
Total net increase (decrease)	100,737	$2,325	2,115,838	$51,587

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

The following table presents distributions that were declared during the nine months ended September 30, 2026:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 13, 2026	March 12, 2026	April 16, 2026	$0.7353	$12,579
May 21, 2026	May 06, 2026	July 23, 2026	0.5729	9,821
October 6, 2026	August 5, 2026	October 22, 2026	0.5895	—
			$1.8977	$22,400

The following table presents distributions that were declared during the nine months ended September 30, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*
March 17, 2025	March 17, 2025	April 11, 2025	$0.7509	$11,968
May 21, 2025	May 7, 2025	July 11, 2025	0.7874	12,575
August 20, 2025	August 6, 2025	October 14, 2025	0.7500	12,779
			$2.2883	$37,322

* Totals may not foot due to rounding.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2026	December 31, 2025
Unfunded revolver obligations and bridge loan commitments (1)	$30,835	$21,899
Standby letters of credit issued and outstanding (2)	801	43
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	43,691	27,490
Total Unfunded Commitments	$75,327	$49,432

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2026, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2026, no bridge loan commitments were outstanding.
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

If actual organization costs incurred exceed 0.25% of the Company's total Capital Commitments, the Adviser or its affiliates will bear such excess costs for the 36 months beginning on the date which the Company commenced operations. To the extent that the Company's Capital Commitments later increase following such 36 month period, the Adviser or its affiliates may be reimbursed for past payments of excess organization costs made on the Company’s behalf, provided that the total organization costs borne by the Company do not exceed 0.25% of total Capital Commitments at any time and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization expenses that were incurred more than three years prior to the proposed reimbursement. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization expenses of the Company for purposes of the Company’s cap on organization expenses. As of September 30, 2026, the Company’s actual organizational costs were less than 0.25% of the Company’s total Capital Commitments and the Company has been organized. Accordingly, the Adviser did not cover any organizational costs.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share and per share data)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Share Data*
Net asset value at beginning of period	$23.24	$24.43
Net investment income (1)	1.96	2.43
Net realized and change in unrealized gains (losses) (1)	(1.60)	(0.92)
Net increase in net assets resulting from operations	0.36	1.51
Distribution of net investment income (1)(2)	(1.31)	(2.29)
Net asset value at end of period	$22.29	$23.65

Total return (3)	1.66%	6.27%
Shares outstanding at end of period (1)	17,172,990	17,038,441
Weighted average shares outstanding (1)	17,133,758	16,125,448

Ratio/Supplemental Data
Net assets at end of period (in millions)	$382.8	$402.9
Annualized ratio of operating expenses to average net assets (4)	2.84%	2.10%
Annualized ratio of interest and other debt expenses to average net assets	9.22%	10.28%
Annualized ratio of total expenses to average net assets (4)	12.06%	12.38%
Annualized ratio of net investment income to average net assets	11.66%	13.61%
Average debt outstanding (in millions)	$573.3	$564.9
Average debt per share	$33.46	$35.03
Annualized portfolio turnover rate	17.05%	23.77%
Asset coverage per unit (5)	$1,674	$1,776

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions will be determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distributions paid to shareholders may include return of capital and the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in net asset value per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s distribution reinvestment plan. Total return does not reflect sales load. Total return is not annualized.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the nine months ended September 30, 2026, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.02% and 13.24%, respectively, without the fee waivers.
(5)
The asset coverage ratio representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by our secured credit facility, divided by secured credit facility representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2026, the Company's asset coverage was 167.4%.

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

Distributions Paid

On October 6, 2026, the Company recorded a distribution of $10,123 payable on October 22, 2026, based on 17,172,990 shares outstanding on October 6, 2026.

Distribution Declarations

On November 4, 2026, the Company’s Board declared a base distribution of $0.8154 per share, payable on January 28, 2027 to shareholders of record as of November 4, 2026. There can be no assurances that the Board will continue to declare a base distribution of $0.8154 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of MidCap Apollo Institutional Private Lending:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Apollo Institutional Private Lending and subsidiaries (formerly known as Middle Market Apollo Institutional Private Lending) (the "Company") as of September 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 6, 2026

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

Overview

MidCap Apollo Institutional Private Lending (the “Company,” “we,” “us,” or “our”) was organized as a Delaware statutory trust on November 6, 2023. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on March 15, 2024 (the “Conversion Date”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on December 15, 2023, upon the admission of two beneficial owners (the “Limited Owners”) in the Company in exchange for $433,333 in Capital Commitments including $33,333 committed by an affiliate of the Adviser. Of the $433,333 in investor commitments to purchase common shares of beneficial interest ("Capital Commitments"), the Company called $293,587 prior to its election to be regulated as a BDC (the “Conversion Date”). All Limited Owners' funded Capital Commitments were converted into 12,145,597 common shares of beneficial interest ("Common Shares") at the Conversion Date. Since the Conversion Date, and through September 30, 2026, we have raised approximately $121,290 in net proceeds from additional offerings of Common Shares. All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2026	2025	2026	2025
Investments made in portfolio companies	$46.3	40.9	$127.6	$168.9
Investments sold	—	(1.1)	—	(1.1)
Net activity before repaid investments	46.3	39.8	127.6	167.8
Investments repaid	(48.2)	(59.1)	(119.3)	(162.6)
Net investment activity	$(1.9)	(19.3)	$8.3	$5.2

Portfolio companies, at beginning of period	151	129	143	126
Number of investments in new portfolio companies	12	13	26	41
Number of exited companies	(4)	(8)	(10)	(33)
Portfolio companies at end of period	159	134	159	134

Number of investments in existing portfolio companies	39	12	58	62

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	100%	100%
Total secured debt	100%	100%
Unsecured debt	0%	0%
Common equity/interests and warrants	0%	0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.7%	9.6%
Secured debt portfolio (2)	9.7%	9.6%
Unsecured debt portfolio (2)	12.4%	11.3%
Total debt portfolio (2)	9.7%	9.6%
Total portfolio (3)	9.2%	9.3%
Interest rate type, at fair value (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$902.0 million	$925.1 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.0 million	$0.0 million
Floating rate amount	$921.9 million	$931.3 million
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Calculated exclusive of investments on non-accrual status.

(3) Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Since the commencement of operations and through September 30, 2026, invested capital totaled $1,386.7 million in 219 portfolio companies.

Recent Developments

See Note 9 to the consolidated financial statements for a summary of recent developments.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies" of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

As of September 30, 2026, $923.5 million or 99.5% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
(in millions)*	2026	2025	2026	2025
Investment Income
Interest income	$22.3	$24.0	$66.0	$71.9
PIK interest income	0.4	0.8	1.7	2.4
Other income	0.2	0.2	0.5	0.4
Total investment income	$22.9	$25.0	$68.2	$74.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$—	$1.3	$3.8	$2.9
Interest and other debt expenses, net of reimbursements	9.0	9.7	26.5	29.5
Administrative services expense, net of reimbursements	0.5	0.3	1.3	0.7
Other general and administrative expenses	1.0	0.8	3.0	2.5
Net Expenses	$10.5	$12.1	$34.7	$35.6
Net Investment Income	$12.4	$12.9	$33.5	$39.1
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(5.3)	$(9.5)	$(5.1)	$(10.1)
Net change in unrealized gains (losses)	(1.4)	3.5	(22.3)	(4.9)
Net Realized and Change in Unrealized Gains (Losses)	$(6.6)	$(6.0)	$(27.4)	$(15.0)
Net Increase in Net Assets Resulting from Operations	$5.8	$6.9	$6.1	$24.1

Net Investment Income on Per Average Share Basis (1)	$0.72	$0.77	$1.96	$2.43
Earnings per share — basic (1)	$0.34	$0.41	$0.36	$1.50

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

The decrease in total investment income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by a $2.1 million decrease in interest income (including PIK). The decrease in interest income was primarily due to a lower weighted average yield on the total debt portfolio, which declined from 9.9% to 9.6%. Interest income was also reduced by an increase in investments on non-accrual status, which rose to 3.8% of total investments at amortized cost as of September 30, 2026 from 1.8% as of September 30, 2025. These decreases were partially offset by a larger average debt portfolio, which increased from $911.0 million to $931.6 million at amortized cost.

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

The decrease in total investment income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by a $6.6 million decrease in interest income (including PIK). The decrease in interest income was primarily due to a lower weighted average yield on the total debt portfolio, which declined from 10.9% to 9.6%. Interest income was also reduced by an increase in investments on non-accrual status, which rose to 3.8% of total investments at amortized cost as of September 30, 2026 from 1.8% as of September 30, 2025, as five portfolio companies were placed on non-accrual status during the period. These decreases were partially offset by a larger average debt portfolio, which increased from $898.5 million to $928.8 million at amortized cost.

Net Expenses

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Net expenses decreased by $1.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Management and performance-based incentive fees, net of amounts waived, decreased by $1.3 million. During the current quarter, the Adviser waived $2.4 million of fees, consisting of $1.2 million attributable to the current quarter and $1.2 million attributable to the three months ended June 30, 2026 that was recognized in the current quarter (see Note 3 to the consolidated financial statements). Interest and other debt expenses decreased by $0.7 million, driven by a lower weighted average annualized interest cost (5.98% compared to 6.56%), partially offset by higher average debt outstanding ($575.7 million compared to $554.3 million). These decreases were partially offset by a $0.4 million increase in administrative services and other general and administrative expenses.

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Net expenses decreased by $0.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Interest and other debt expenses decreased by $3.0 million, driven by a lower weighted average annualized interest cost (5.87% compared to 6.68%), partially offset by higher average debt outstanding ($573.3 million compared to $564.9 million). This decrease was partially offset by a $1.2 million increase in administrative services and other general and administrative expenses and a $0.9 million increase in management and performance-based incentive fees, net of amounts waived. The increase in net fees reflects the prior-year period benefiting from a 100% fee waiver through March 15, 2025, compared to a 50% fee waiver in the current period, as well as no fee waiver being in effect from March 16, 2026 through March 31, 2026 (see Note 3 to the consolidated financial statements).

Net Realized Gains (Losses)

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

During the three months ended September 30, 2026, we recognized gross realized gains on investments of less than $0.1 million and gross realized losses on investments of $5.1 million, resulting in net realized losses on investments of $5.1 million. Net realized losses for the three months ended September 30, 2026 were primarily driven by the restructuring of Kauffman. The Company also had a $0.2 million realized loss on the settlement of foreign currency forward contracts, resulting in total net realized losses of $5.3 million. Significant realized gains (losses) for the three months ended September 30, 2026 are summarized below:

(in millions)	Net Realized Gain (Loss)
Kauffman	$(5.1)

During the three months ended September 30, 2025, we recognized gross realized gains of $0 million and gross realized losses of $9.5 million, resulting in net realized losses of $9.5 million.

(in millions)	Net Realized Gain (Loss)
FEV Acquisition Corporation	$(7.5)
LAV Gear Holdings INC	(2.0)

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, we recognized gross realized gains on investments of less than $0.1 million and gross realized losses on investments of $5.1 million, resulting in net realized losses on investments of $5.1 million. Net realized losses for the nine months ended September 30, 2026 were primarily driven by the restructuring of Kauffman. Net realized gains (losses) on foreign currency forward contracts and foreign currency transactions were not material, resulting in total net realized losses of $5.1 million. Significant realized gains (losses) for the nine months ended September 30, 2026 are summarized below:

(in millions)	Net Realized Gain (Loss)
Kauffman	$(5.1)

During the nine months ended September 30, 2025, we recognized gross realized gains of $0 million and gross realized losses of $9.9 million, resulting in net realized losses of $9.9 million.

(in millions)	Net Realized Gain (Loss)
FEV Acquisition Corporation	$(7.5)
LAV Gear Holdings INC	(2.0)

Net Change in Unrealized Gains (Losses)

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

During the three months ended September 30, 2026, we recognized gross unrealized gains on investments of $7.6 million and gross unrealized losses on investments of $9.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses on investments of $1.6 million. The net change in unrealized losses was primarily driven by credit-related weakness in a limited number of positions, including Parcelshield Holdings LLC, Wellbeam Consumer Health Intermediate, LLC and Congruex. This was partially offset by the reversal of previously recognized unrealized losses on Kauffman upon its restructuring. The Company also had a $0.2 million net unrealized gain on foreign currency forward contracts and foreign currency translations, resulting in a total net change in unrealized losses of $1.4 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2026 are summarized below:

(in millions)	Net Unrealized Gain (Loss)
Kauffman	$5.1
Parcelshield Holdings LLC	(1.3)
Wellbeam Consumer Health Intermediate, LLC	(1.2)
Congruex	(1.0)

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

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, we recognized gross unrealized gains on investments of $8.7 million and gross unrealized losses on investments of $31.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses on investments of $22.8 million. The net change in unrealized losses was primarily driven by credit-related weakness in a limited number of positions, including Midwest Vision, LAV Gear Holdings INC and Congruex. The loss is partially offset by unrealized gains on Veristat Group Inc. and the reversal of previously recognized unrealized losses on Kauffman upon its restructuring. The Company also had a $0.5 million net unrealized gain on foreign currency forward contracts and foreign currency translations, resulting in a total net change in unrealized losses of $22.3 million. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2026 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Veristat Group Inc.	$3.7
Kauffman	3.0
Midwest Vision	(4.8)
LAV GEAR HOLDINGS INC	(3.2)
Congruex	(2.5)
American Restoration	(2.3)
American West	(2.1)
Parcelshield Holdings LLC	(1.9)
Thomas Scientific	(1.7)
Wellbeam Consumer Health Intermediate, LLC	(1.4)
PARS Group LLC	(1.3)
Distinct	(1.3)

During the nine months ended September 30, 2025, we recognized gross unrealized gains of $8.4 million and gross unrealized losses of $13.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $4.8 million which was primarily driven by financial underperformance of Veristat Group, Inc., Kauffman, and SEKO Global Logistics Network, LLC. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2025 are summarized below:

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2026:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$568.2	$—	$—	$568.2	$—
Total Debt Obligations	$568.2	$—	$—	$568.2	$—

(1)
As of September 30, 2026, aggregate lender commitments under the Senior Secured Facility totaled $750 million.

Shareholders’ Equity

See Note 6 to the consolidated financial statements for information on the Company’s capital commitments.

Distributions

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through September 30, 2026 may include return of capital and the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2026. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Trustees (the "Board").

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

PIK Income

For the three and nine months ended September 30, 2026, PIK income totaled $0.4 million and $1.7 million on total investment income of $22.9 million and $68.2 million, respectively. For the three and nine months ended September 30, 2025, PIK income totaled $0.8 million and $2.4 million on total investment income of $25.0 million and $74.7 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined by our Adviser, subject to the oversight of the Board. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “—Fair Value Measurements” as well as Note 2 and Note 4 to our financial statements for the three and nine months ended September 30, 2026 for more information relating to our investment valuation.

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

As of September 30, 2026, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, the AP Leaf Secured Credit Facility bears interest at SOFR rates with no interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$5.1 million	$0.296
Up 100 basis points	3.4 million	0.196
Up 50 basis points	1.7 million	0.098
Down 50 basis points	(1.7) million	(0.098)
Down 100 basis points	(3.4) million	(0.195)
Down 150 basis points	(4.9) million	(0.286)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There may be conflicts of interest in the Company's valuation process.

The Investment Adviser and its affiliates may have economic interests that are affected by the valuations they produce, including interests arising from management fees calculated on the basis of NAV, performance-based compensation and other fee arrangements, which are based upon valuations that take into account income or gains that have been accrued but not received in cash, including but not limited to market discounts, debt instruments with payment in kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities, in addition to amounts related to unrealized capital appreciation. In the event that a borrower defaults or an investment otherwise decreases in value, such unrealized amounts may never become realized. The Investment Adviser is not obligated to reimburse the Company for any part of fees received that were based on unrealized gains that never materialized, which could result in higher fees than if such fees were based solely on realized gains. These interests may create an incentive for the Investment Adviser to produce valuation information that differs from what an independent third party might determine. The Investment Adviser has implemented internal valuation governance procedures, including oversight by a valuation committee, intended to mitigate these conflicts; however, there can be no assurance that such procedures will eliminate conflicts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Fourth Amended and Restated Agreement and Declaration of Trust (1)
3.2	Bylaws (2)
10.1	Fee Waiver Agreement, dated August 12, 2026, by and between MidCap Apollo Institutional Private Lending and Apollo Credit Management, LLC (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

(*) Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on May 13, 2024.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56645) filed on March 15, 2024.
(3)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-01710) filed on August 13, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2026.

MIDCAP APOLLO INSTITUTIONAL PRIVATE LENDING

By:	/s/ Tanner Powell
Name:	Tanner Powell
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth Seifert
Name:	Kenneth Seifert
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Joseph Durkin
Name:	Joseph Durkin
Title:	Chief Accounting Officer
(Principal Accounting Officer)